Form 10-Q
period 2000-03-31
NET2000 COMMUNICATIONS INC
filed 2000-05-15
CIK 1099363

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 2000

                                       OR

{_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           ------------   -----------

                             Commission File Number:
                                    000-29515

                          NET2000 COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            51-0384995
         (State or other jurisdiction of                     (I.R.S. Employer Identification No.)
         incorporation or organization)

         2180 FOX MILL ROAD                                   20171
         HERNDON, VA                                         (Zip Code)
         (Address of principal executive offices)

       Registrant's telephone number, including area code: (800) 825-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        (1)   Yes {}               (2)   No  {X}

The number of shares outstanding of the Registrant's common stock as of April 30, 2000, was 37,754,668.

================================================================================

INDEX

                                                                                                 Page

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

           Consolidated Balance Sheets at March 31, 2000 (Unaudited) and December
           31, 1999                                                                              1

           Unaudited Consolidated Statements of Operations for the Three Months
           Ending March 31, 2000 and 1999                                                        2

           Unaudited Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2000 and 1999                                                         3

           Notes to the Unaudited Consolidated Financial Statements                              4

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   9

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                             27


PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                      27

ITEM 2.   Changes in Securities and Use of Proceeds                                              27

ITEM 3.   Defaults upon Senior Securities                                                        28

ITEM 4.   Submission of Matters to a Vote of Security Holders                                    28

ITEM 5.   Other Information                                                                      28

ITEM 6.   Exhibits and Reports on Form 8-K.                                                      29

Signatures                                                                                       31

PART I. -- FINANCIAL INFORMATION

                          NET2000 COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          MARCH 31,              DECEMBER 31,
                                                                             2000                    1999
                                                                        ---------------        -----------------
                                                                         (Unaudited)
                                      ASSETS
Current assets:
  Cash and cash equivalents..........................................   $      191,248         $         5,523
  Restricted cash....................................................            3,644                   3,517
  Accounts receivable, net of allowance for doubtful
    Accounts of approximately $2,120 and $1,919 at
    March 31, 2000 and December 31, 1999, respectively...............            8,706                   7,595
  Other current assets...............................................              888                   1,528
                                                                        ---------------        -----------------
Total current assets.................................................          204,486                  18,163
Property and equipment, net of accumulated
  Depreciation.......................................................           91,157                  72,592
Other noncurrent assets..............................................            4,150                   3,598
Unamortized debt discount............................................            2,299                   7,315
                                                                        ---------------        =================
Total assets.........................................................   $      302,092         $       101,668
                                                                        ===============        =================

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable...................................................   $        2,558         $           792
  Accrued expenses and other current liabilities.....................           24,087                  21,635
                                                                        ---------------        -----------------
Total current liabilities............................................           26,645                  22,427
Related party noncurrent liabilities.................................           24,534                  26,428
Other noncurrent liabilities.........................................              156                     215
Long-term debt.......................................................           52,966                  46,039
Redeemable convertible Series A, B and C preferred stock,
  $0.01 par value; 11,738,437 shares authorized, no shares
  and 11,738,437 issued and outstanding
  at March 31, 2000 and December 31, 1999 respectively...............               --                  80,940

Stockholders' equity (deficit):
  Common stock, $0.01 par value; 200,000,000 shares
    authorized, 37,680,502, and 10,189,562 shares issued
    and outstanding March 31, 2000 and December 31, 1999,
    respectively.....................................................              377                     102
Additional capital...................................................          317,301                  16,707
Deferred stock compensation..........................................           (8,975)                 (7,002)
Accumulated deficit..................................................         (110,912)                (84,188)
                                                                        ---------------        -----------------
         Total stockholders' equity (deficit)........................          197,791                 (74,381)
                                                                        ---------------        -----------------
         Total liabilities and stockholders' equity (deficit)........   $      302,092         $       101,668
                                                                        ===============        =================

         See accompanying notes that are an integral part of these condensed consolidated Financial Statements.

                          NET2000 COMMUNICATIONS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           FOR THE THREE MONTHS ENDING
                                                                           ---------------------------
                                                                                     MARCH 31,
                                                                                     ---------
                                                                             2000                   1999
                                                                        ---------------        ----------------

Revenues..............................................................  $       10,612         $         5,057
  Operating costs and expenses:
  Operating costs.....................................................           8,519                   4,393
  Selling, general and administrative (exclusive of non-cash
     compensation expense shown below)................................          16,247                   6,648
  Non-cash compensation expense.......................................             660                      20
  Depreciation and amortization.......................................           2,440                     447
                                                                        ---------------        ----------------
Loss from operations..................................................         (17,254)                 (6,451)
Other income (expenses):
  Interest income.....................................................           1,084                     386
  Interest expense....................................................          (2,083)                   (107)
  Miscellaneous income................................................              12                       2
                                                                        ---------------        ----------------
Loss before provision for income taxes................................         (18,241)                 (6,170)
Provision for income taxes............................................              --                      --
                                                                        ---------------        ----------------
Loss before extraordinary item........................................         (18,241)                 (6,170)
Extraordinary debt extinguishment loss................................          (4,724)                     --
                                                                        ---------------        ----------------
Net loss..............................................................         (22,965)                 (6,170)
Preferred stock accretion.............................................          (3,759)                 (5,394)
                                                                        ---------------        ----------------
Net loss available to common stockholders.............................  $      (26,724)        $       (11,564)
                                                                        ===============        ================

Pro forma net loss available to common stockholders...................  $      (22,965)        $        (6,170)
                                                                        ===============        ================
Basic and diluted loss per shares:
  Available to common stockholders before extraordinary item..          $        (1.23)        $         (1.14)
  Extraordinary loss..................................................            (.26)                     --
                                                                        ---------------        ----------------
  Available to common stockholders....................................  $        (1.49)        $         (1.14)
                                                                        ===============        ================
Pro forma basic and diluted loss per share:
  Available to common stockholders before extraordinary item..          $         (.64)        $          (.25)
  Extraordinary loss..................................................            (.17)                     --
                                                                        ---------------        ----------------
  Available to common stockholders....................................  $         (.81)        $          (.25)
                                                                        ===============        ================
Shares used in calculation of loss per share:
Basic and diluted.....................................................      17,910,673              10,109,490
Pro forma basic and diluted...........................................      28,552,662              24,782,535

         See accompanying notes that are an integral part of these condensed consolidated Financial Statements.

                          NET2000 COMMUNICATIONS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              FOR THE THREE MONTHS ENDED
                                                                              --------------------------
                                                                                      MARCH 31,
                                                                                      ---------
                                                                             2000                   1999
                                                                        ---------------        ----------------
OPERATING ACTIVITIES
Net loss..............................................................  $      (22,965)        $        (6,170)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization.......................................           2,440                     447
  Allowance for doubtful accounts.....................................             201                     126
  Deferred stock compensation.........................................             660                      20
  Amortization of debt discount.......................................             292                      --
  Extraordinary debt extinguishment loss..............................           4,724                      --
  Changes in operating assets and liabilities:
     Accounts receivable..............................................          (1,312)                 (2,332)
     Other current assets.............................................             640                    (443)
     Other noncurrent assets..........................................            (552)                    (73)
     Accounts payable.................................................           1,766                    (544)
     Accrued expenses and other current liabilities...................           2,673                   2,602
     Other noncurrent liabilities.....................................             (59)                 (2,575)
                                                                        ---------------        ----------------
Net cash used in operating activities.................................         (11,492)                 (8,942)

INVESTING ACTIVITIES
Acquisition of property and equipment.................................         (22,026)                 (7,941)
Increase in restricted cash...........................................            (127)                     (1)
                                                                        ---------------        ----------------
Net cash used in investing activities.................................         (22,153)                 (7,942)

FINANCING ACTIVITIES
Proceeds from note payable............................................          49,427                      --
Repayments on note payable............................................         (42,412)                     --
Proceeds from issuance of common stock................................         212,538                      --
Proceeds from notes payable to related party..........................              --                   9,843
Proceeds from exercise of stock options...............................             999                      --
Repayment of capital leases...........................................          (1,182)                   (624)
                                                                        ---------------        ----------------
Net cash provided by financing activities.............................         219,370                   9,219
Net increase (decrease) in cash.......................................         185,725                  (7,665)
Cash at the beginning of period.......................................           5,523                  33,439
                                                                        ---------------        ----------------
Cash at the end of period.............................................  $      191,248         $        25,774
                                                                        ===============        ================

         See accompanying notes that are an integral part of these condensed consolidated Financial Statements.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Net2000 Communications, Inc. (the "Company") is a rapidly-growing, innovative provider of state-of-the art broadband telecommunications services. As a competitive local exchange carrier ("CLEC"), the Company offers businesses located throughout the mid-Atlantic and northeastern regions of the United States cutting-edge, responsive solutions as an alternative to traditional telephone companies. The Company focuses on high-end customers, primarily large- and medium-sized businesses, and offers an integrated package of high-speed data, Internet access, local telephone, and long distance services, over a single, high capacity broadband connection.

     The Company intends to offer services in major markets throughout the United States in three phases over the next 21 months. Our Phase I deployment consists of 13 switches that transfer data traffic and 5 switches that transfer voice traffic in 10 markets in the telecommunications-rich Boston to Washington, D.C. corridor. Our Phase II deployment will establish our national presence with 10 additional data switches and 2 additional voice switches in 10 new markets and is scheduled to be completed in December, 2000. Our Phase III deployment, scheduled to be completed by late 2002, entails adding 4 additional markets and upgrading all of our existing data switches to Internet protocol-based (IP) switches that can provide both data and voice services.

     The accompanying consolidated financial statements as of March 31, 2000, and for the three months ended March 31, 2000 and March 31, 1999, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with generally accepted accounting principles. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999, included in the Company's final prospectus, dated March 6, 2000, filed with the Securities and Exchange Commission in connection with the Company's initial public offering.

2. INITIAL PUBLIC OFFERING

     On March 10, 2000, the Company completed an initial public offering of 11,500,000 shares of its common stock. The offered shares generated proceeds to the company, net of underwriting commissions and related expenses, of approximately $212,000. Concurrent with the offering, all 11,738,437 shares of the Company's convertible preferred stock automatically converted into 14,673,045 shares of common stock.

     Approximately $42,300 of the proceeds from the initial public offering were used to retire outstanding notes payable and related accrued interest. The early extinguishment of the notes resulted in the Company incurring an extraordinary loss in March of approximately $4,700 related to unamortized debt discounts.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Pro forma net loss per share is computed using the weighted average number of shares used for basic and diluted per share amounts and the weighted average redeemable convertible preferred stock outstanding as if such shares were converted to common stock at the time of issuance.


                                                                     FOR THE THREE MONTHS ENDING MARCH
                                                                     ---------------------------------
                                                                                     31,
                                                                                     ---
                                                                         2000                 1999
                                                                  -------------------   ------------------
Loss before extraordinary item...............................      $          (18,241)    $         (6,170)
Preferred stock accretion....................................                  (3,759)              (5,394)
                                                                  -------------------   ------------------
Loss available to common stockholders before
extraordinary item...........................................                 (22,000)             (11,564)

Extraordinary item...........................................                  (4,724)
                                                                  -------------------   ------------------
Net Loss available to common stockholders....................      $          (26,724)    $        (11,564)
                                                                  ===================   ==================
Weighted average of common shares, denominator
  For basic loss per share...................................              17,910,673           10,109,490
Effect of dilutive securities:
  Stock options..............................................                  --                    --
  Warrants...................................................                  --                    --
  Convertible stock..........................................                  --                    --
                                                                  -------------------   ------------------
Denominator for diluted loss per share.......................              17,910,673           10,109,490
Pro forma adjustment for redeemable preferred
  Stock......................................................              10,641,989           14,673,045
                                                                  -------------------   ------------------
Pro forma denominator for basic and diluted loss
  per share..................................................              28,552,662           24,782,535
                                                                  ===================   ==================
Loss per share
  Basic and diluted before extraordinary item................                  $(1.23)              $(1.14)
  Extraordinary loss.........................................                    (.26)               --
                                                                  ===================   ==================
  Basic and diluted..........................................                  $(1.49)              $(1.14)
                                                                  ===================   ==================

  Pro forma basic and diluted before extraordinary item                       $  (.64)             $  (.25)
  Extraordinary loss.........................................                    (.17)               --
                                                                  -------------------   ------------------
  Pro forma basic and diluted................................                 $  (.81)             $  (.25)
                                                                  ===================   ==================

Due to their antidilutive effects, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4. PROPERTY AND EQUIPMENT

    Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life ranging between three and eight years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Interest capitalized and included in the cost of switch equipment was $539 and $790 for the three months ended March 31, 2000 and the year ended December 31, 1999, respectively.

    Construction in process includes equipment and other costs of switches which are not complete as of the balance sheet dates. When construction of a switch is complete, the balance of the assets are transferred to switch equipment and depreciated in accordance with the Company's policy.

    Property and equipment consist of the following:

                                                                            MARCH 31,          DECEMBER 31,
                                                                              2000                 1999
                                                                       -----------------   ------------------
                                                                         (Unaudited)
      Software.........................................................$         15,355    $         11,978
      Computer equipment................................................         10,778               9,005
      Office furniture and equipment....................................          5,793               4,951
      Leasehold improvements............................................          8,635               7,973
      Vehicles..........................................................            295                 295
      Switch equipment................................................           29,599              21,958
      Construction in process.........................................           27,842              21,130
                                                                       -----------------   ------------------
                                                                                 98,297              77,290
      Less accumulated depreciation and amortization                             (7,140)             (4,698)
                                                                       -----------------   ------------------
                                                                       $         91,157    $         72,592
                                                                       =================   ==================

5. DEBT

    LONG TERM DEBT

    Long-term debt consists of the following:

                                                                          MARCH 31,            DECEMBER 31,
                                                                             2000                   1999
                                                                       -----------------   ------------------
      Senior Term Loan Facility, face amount $75,000, due July 30,
      2009, effective interest rate of 12%............................ $         48,415    $         41,390
      Note payable to bank............................................              108                 118
      Capital lease obligations.......................................            8,245               8,554
                                                                       -----------------   ------------------
         Total........................................................           56,768              50,062
      Less current maturities.........................................           (3,802)             (4,023)
                                                                       -----------------   ------------------
      Total long-term debt............................................ $         52,966    $         46,039
                                                                       =================   ==================

    Included in accrued expenses and other current liabilities at March 31, 2000, and December 31, 1999, is $3,802 and $4,023, currently payable under capital lease obligations and notes payable to bank.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    SECURED CREDIT FACILITIES

    On January 7, 2000, the Company sold an aggregate of $75,000 in principal of the Senior Discount note with Northern Telecom, Inc. ("Nortel"), and proceeds of $41,500 were received. This note was paid off with the proceeds from the initial public offering on March 10, 2000.

    See Note 9. Subsequent Events for commitment on a $200,000 Senior Secured Credit Facility.

    The Company paid interest of $2,083 and $108 related to the notes payable and capital leases for the three months ended March 31, 2000 and 1999, respectively.

6. RELATED PARTY NON-CURRENT LIABILITIES

    At March 31, 2000 and December 31, 1999, the Company had outstanding purchases totaling $24,534 and $26,428, respectively, of Nortel goods and services which have been classified as a non-current liability as these purchases are subsequently financed under the Senior Term Loan Facility.

7. EQUITY

    EQUITY TRANSACTIONS

    On January 12, 2000, the Board of Directors and stockholders of the Company approved a stock dividend of 0.25 shares for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock and per share amounts have been restated to reflect the dividend.

    During the three months ended March 31, 2000, the Company's employees exercised 1,317,895 options under its 1997 and 1999 stock option plans for aggregate proceeds of $999.

    During the three months ended March 31, 2000, amortization expense for stock based compensation was $660, and relates to employees whose salaries are included in selling, general and administrative expense.

    ACCRETION TO REDEMPTION VALUE OF SERIES A, SERIES B AND SERIES C PREFERRED STOCK

    The Company has accreted its preferred stock to its redemption value based on the fair market value of the Company using the effective interest method. The Company recorded accretion totaling $3,759 and $5,394 for the three months ended March 31, 2000 and 1999, respectively. On March 10, 2000, all outstanding shares of preferred stock were converted into common stock at the closing of the Company's initial public offering.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. COMMITMENTS

    OPERATING LEASES

    The Company currently leases office space and equipment under non-cancelable operating lease agreements, with expirations through 2015. Rent expense for the three months ended March 31, 2000 and March 31, 1999 was $1,611 and $393, respectively.

    The future minimum lease payments under non-cancelable operating leases at March 31, 2000 are as follows:

              FISCAL YEAR
              -----------
            2000......................................................... $      5,849
            2001.........................................................        7,410
            2002.........................................................        7,046
            2003.........................................................        6,968
            2004.........................................................        6,603
            Thereafter...................................................       34,404
                                                                          ----------------
                      Total                                               $     68,280
                                                                          ================

9. SUBSEQUENT EVENTS (DOLLARS IN THOUSANDS EXCEPT CUSTOMERS, ACCESS LINES AND PRICE PER LINE)

    On January 7, 2000, the Company entered into a letter of intent with Access One Communications Corporation ("Access One") to sell approximately 250 resale customer accounts representing approximately 10,000 access lines. This sale will facilitate our focus on servicing customers connected to our network. Under the letter of intent, Access One would pay $750 per access line, subject to downward adjustments, but no less than $500 per access line, if either (i) certain gross margin targets are not met within 90 days from the closing date or (ii) there is customer attrition within 90 days from the closing date. Access One will also have a right of first refusal to acquire any future resale customers that the Company may offer for sale for a two year period from closing. The purchase price, which may range from $3,000 to $5,500, will be payable in the form of an interest-free promissory note payable over the next nine months.

    In February 2000, the Company and Williams Communications entered into a non-binding letter of intent detailing a proposed transaction between the two parties in which the Company would purchase from Williams telecommunications services that include service on Williams' fiber optic lines between cities and within cities, advanced data services and collocation services. The parties have not yet signed a definitive agreement regarding this transaction, and the Company is also pursuing alternatives with other service providers.

    On April 14, 2000, the Company entered into a commitment under which TD Securities (USA), Inc. will underwrite and lead a $200,000 Senior Secured Credit Facility for the Company. The $200,000 Senior Secured Credit Facility commitment consists of a $100,000 revolving credit facility and a $100,000 delayed draw term loan facility, and will replace the existing $75,000 Senior Term Loan Facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a rapidly-growing, innovative provider of state-of-the-art broadband telecommunications services. We offer businesses located throughout the mid-Atlantic and northeastern regions of the United States cutting-edge, responsive solutions as an alternative to traditional telephone companies. We focus on high-end customers, primarily large- and medium-sized businesses, having a minimum of 50 business access lines and spending $50,000 annually for Internet access, data and voice telecommunications services. Today, we offer an integrated package of high-speed data, Internet access, local telephone and long distance services, primarily delivered from our own network over a single, high capacity "broadband" connection and conveniently billed on a single invoice.

    We began operations in 1993 as a sales agent selling Bell Atlantic local telephone services to businesses. Under this program, we received a one-time commission for selling complex and high-capacity telecommunications services. From 1994 through 1997, we were the largest producing Bell Atlantic sales agent based on annual sales revenue.

    We initially used the resale of telecommunications services as a market entry strategy while we began the build-out of our network. In January 1998, we began offering long distance and non-local data services on a resale basis. In June 1998, we left the Bell Atlantic sales agent program and began offering Net2000-branded local telecommunications services on a resale basis directly to large- and medium-sized businesses. We subsequently ceased acquiring new resale customers in markets where we deployed our own network. In March 1999, we deployed our first switch and began offering facilities-based telecommunications services. In March 1999, we also ceased reselling Bell Atlantic local services in all markets except New York City and Long Island, where we ceased reselling in November 1999. We no longer use local resale as a primary customer acquisition strategy, we do not intend to do so in the future and plan to migrate as many of our existing resale customers as possible to our network. In limited circumstances, we use resale to satisfy customer needs for data and long distance services outside our network area.

    We have rapidly deployed our network since commencing services. As of March 31, 2000, we have deployed a total of twelve switches in our network, including three voice switches and nine data switches throughout the mid-Atlantic and northeastern regions of the United States under Phase I of our network deployment schedule. When we complete Phase II in December 2000, we are scheduled to have deployed a total of seven voice and 23 data switches in major markets throughout the United States, thereby completing our national data backbone network. Our Phase III deployment, scheduled to be completed by late 2002, entails adding 4 additional markets and upgrading all of our existing data switches to Internet protocol-based (IP) switches that can provide both data and voice services.

    During the first quarter of 2000, we entered three new on-net markets including Newark, New Jersey, Long Island, New York, and Philadelphia, Pennsylvania. We have had success in selling services to customers, with approximately 92,600 lines sold since beginning our sales efforts in June 1998. The table below provides selected key operational data as of:

                                                      MARCH 31,         DECEMBER 31,      MARCH 31,
                                                         2000               1999            1999
                                                         ----               ----            ----
      On-Net Markets Served..........................           9                   6              0
      Number of Switches Deployed....................          12                   9              0
      Addressable Market (Business Lines)............   9,309,668           6,437,218            N/A
      Total Lines Sold...............................      92,600              76,500         36,500
      Total Lines Installed..........................      68,400              55,900         20,500
      Sales Force Employees..........................         176                 152             83
      Total Employees................................         530                 485            218
      Average Access Line Count Per Customer.........          79                  78             72

    We are building our network by initially deploying lower-cost data switches and leasing fiber optic lines from others. As we experience increases in customer traffic in a given market, we will consider deploying voice switches and owning a portion of the fiber optic lines. By deploying this "smart-build" network strategy, we believe it offers a number of competitive advantages over the traditional build-out strategy by enabling us to:

    - improve operating margins;
    - broaden service offerings and enhance customer control by providing more efficient service;
    - reduce network capital requirements;
    - improve speed to market and mitigate the risk associated with investing capital in long term assets, thereby preserving capital for other uses such as sales and marketing; and
    - reduce operating expenses.

    Although we believe our smart-build strategy will improve our results of operations over the long-term, this strategy is expected to have a negative effect on our financial condition and results of operations over the short-term. We expect significant losses and negative cash flow for at least the next several years, which we expect will be primarily attributable to the deployment of our national network and expected expansion of our operations.

REVENUE

    We generate most of our revenue from the sale of local, long distance, Internet access and other data services to large- and medium-sized businesses. We are currently offering our full suite of services on our network in markets where we have deployed our voice and data network. In markets where we have deployed data switches, we offer data and long distance services on our network and in markets where we have not deployed either a data or voice switch, we offer data and long distance services on a resale basis to meet the needs of our large customers.

    Our revenue consists of monthly recurring charges, usage charges and initial, non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines and collocation space. Usage charges consist of fees paid for each call made generally measured by the minute but also measured by the call. Non-recurring revenue is typically derived from fees charged to install new customer lines.

    In addition to revenue generated from end-user customers, we also generate revenue from access fees charged to long distance companies for the local origination and termination of long distance calls from or to our customers. If an imbalance occurs based on inbound versus outbound local calls, we may also be owed reciprocal compensation from the incumbent local exchange telephone company ("ILEC"). We bill the access and reciprocal compensation to the long distance companies and local telephone companies on a monthly basis. Reciprocal compensation is recognized as revenue when cash is received. Reciprocal compensation and access charges are not significant components of our revenue and represented approximately 6% of the Company's first quarter revenues. Although we expect revenue from reciprocal compensation and access charges to increase as more customers come onto our network, we anticipate deriving the majority of our revenue from the sale of our telecommunications services to large- and medium-sized businesses.

    Since we began providing Net2000-branded telecommunications services on a resale basis as a market entry strategy and because we only provisioned our first customer on our network in May 1999, the majority of our revenue for the year ended December 31, 1999 was derived from the resale of telecommunications services. However, because we no longer use resale as a primary customer acquisition strategy, we expect this revenue to quickly diminish in the future as a percentage of revenue. Within the next 12 months we expect to transition our existing local resale customers to our network or sell such customers to another carrier.

    We have had discussions, and will continue to have discussions in the foreseeable future, concerning potential strategic acquisitions. Any acquisitions occurring during the remainder of 2000 may further increase revenue.

OPERATING COSTS AND EXPENSES

    We expect that our primary operating costs and expenses will consist of the cost of providing our services and selling, general and administrative expenses.

    OPERATING COSTS. Our most significant expense will be the cost of leasing certain elements of the full "bundle" of traditional telephone services for sale to our local service subscribers, the cost of leasing part of the data network being used by our data customers and the cost of leasing parts of the long distance network being used by our long distance service customers.

    We purchase local telephone service for our customers on a "wholesale" basis pursuant to interconnection agreements with the traditional telephone companies in our targeted markets. Typically, these agreements establish the terms and conditions of the interconnection arrangements along with the cost per minute to be charged by each party for the calls that travel between each carrier's network. We also purchase local telephone service for our customers on a "retail" basis from ILECs in situations where interconnection arrangements are not in place due to network or regulatory considerations.

    We provide data services to our customers over our own switches in nine markets and leased fiber optic lines, and in other areas by leasing part of the data network requirements from various telecommunications companies pursuant to written agreements.

    We have entered into agreements with long distance providers in order to originate or terminate long distance traffic in areas where we cannot do so over our own network. These agreements provide for the origination or termination of long distance services on a per-minute basis and contain minimum usage volume commitments. If we fail to meet minimum volume commitments, we may be obligated to pay underutilization charges. To date, we have met our usage volume commitments and have not incurred any underutilization charges.

    To minimize our costs, we lease fiber optic lines between cities on a fixed cost basis pursuant to written agreements with the providers of fiber optic lines. These fiber optic lines interconnect our switches, enabling us to cost-effectively provide much of the data and long distance needs of our customers. For the needs of our customers beyond our network coverage, we purchase that capacity on a wholesale basis under our interconnection agreements with other telecommunications companies.

    If we underestimate our need for fiber optic lines, we may be required to obtain capacity through more expensive means. These costs are usage sensitive and will increase as our customers' long distance calling volume increases. As traffic on specific routes increases, we may lease flat-rated long distance trunk capacity to reduce our variable costs and improve our gross margins.

    In construction of a switch for a new market, we capitalize as a component of property and equipment only the non-recurring charges associated with our initial network facilities and monthly recurring costs of those network facilities until the switch begins to carry revenue producing traffic. Once we have deployed a switch in a particular market, maintenance expense will be a significant part of our ongoing cost of services.

    Our primary expense associated with providing Internet access to our customers is the cost of interconnecting our network with a national Internet service provider. Currently, we provide our customers direct connectivity to the Internet through a national Internet access provider.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses include our infrastructure costs, including selling and marketing costs, customer care, billing, corporate administration, personnel and network maintenance expenses. The nature of these costs have been generally consistent throughout our history; however, these costs have increased to support our growth as a telecommunications service provider. Our selling, general and administrative expenses exclude non-cash compensation expense, which is classified on our income statement as non-cash compensation expense.

    We employ a direct sales force in each market where we deploy local voice capability. To attract and retain a highly qualified sales force, we offer our sales personnel a compensation package that emphasizes commissions. We expect to incur significant selling and marketing costs as we continue to hire additional personnel and expand our operations.

    In addition to our direct sales force, we utilize sales agents who sell our services and typically focus on specific niche markets or industries, augmenting our direct sales initiatives. Customers acquired through agents are serviced by our customer care representatives, are invoiced by us, and have the same direct relationship with us as any of our other customers.

    During the first quarter of 2000, we announced that we had successfully achieved "electronic bonding" of T-1 circuits between our operating support systems and Bell Atlantic. As a result, the Company may achieve the following results:

    - significantly reduce the installation interval from order to billing;
    - reduce customer turnover;
    - reduce operational expenses; and
    - reduce errors and inefficiencies with manually processing orders.

    We have deployed a state-of-the-art billing system that provides consolidated billing on a single invoice for all services we provide to our customers. We began issuing invoices in the first quarter of 1998, billing long distance services and, subsequently, local, Internet access and other data services.

    We have developed tailored systems and procedures for operational support and other back office systems that are required to provision and track a customer order from point of sale to the installation and testing of service. These systems are operational on a stand alone basis today and will interface automatically with trouble management, inventory, billing, collection and customer care systems by the end of the fourth quarter of 2000. In October 1999, we implemented e.mpower, our e-commerce, web-based customer interface. During the first quarter of 2000, we continued to build on the robust feature set of e.mpower by providing customers the ability to review near real-time network utilization statistics as well as further enhancements and value-added customer capabilities.

    In addition to the significant development and implementation cost of our back office systems, we expect to incur expenses to maintain and enhance such systems and capabilities. Such enhancements will be necessary to ensure our systems remain current, effective, and meet the changing demands of the marketplace. We will also incur ongoing expenses for customer care and billing. As our strategy stresses the importance of personalized customer care, we expect that the expenses related to our customer care department will remain a significant part of our ongoing administrative expenses.

    Along with the development cost of the systems, we will also incur ongoing expenses for customer care and billing. As our strategy stresses the importance of personalized customer care, we expect that the expenses related to our customer care department will remain a significant part of our ongoing administrative expenses. We expect the cost to maintain, enhance and operate these systems and provide these critical functions will grow and will continue to be a significant part of our ongoing general and administrative expenses.

    We incur other costs and expenses, including the costs associated with the maintenance of our network, administrative overhead, office leases and bad debt. We expect that these costs will grow significantly as we expand our operations and that administrative overhead will be a large portion of these expenses during the initial phases of our business expansion. However, we expect these expenses to become smaller as a percentage of our revenue as we build our customer base and increase revenues.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

    TOTAL REVENUE. Total revenue increased 108% to $10.6 million for the three months ended March 31, 2000 from $5.1 million for the three months ended March 31, 1999. The increase resulted primarily from increased volume of providing telecommunications services to large and medium-sized businesses. Revenue from resale activities increased 61% to $8.2 million for the three months ended March 31, 2000 from $5.1 million for the three months ended March 31, 2000. Revenue from direct provision of telecommunications services increased to $2.4 million for the three months ended March 31, 2000 from zero for the three months ended March 31, 1999.

    OPERATING COSTS. Operating costs increased 93% to $8.5 million for the three months ended March 31, 2000, from $4.4 million for the three months ended March 31, 1999. This increase was attributable to the cost of providing the telecommunications services underlying the increased revenue from telecommunications services. Operating costs for resale activities increased 55% to $6.8 million for the three months ended March 31, 2000 from $4.4 million for the three months ended March 31, 1999. Operating costs for direct provision of telecommunications services increased to $1.7 million for the three months ended March 31, 2000 from zero for the three months ended March 31, 1999.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 152% to $16.9 million for the three months ended March 31, 2000, from $6.7 million for the three months ended March 31, 1999. This increase was primarily attributable to the increase in sales, delivery and support associated with the increase in revenue discussed above, the launch of our telecommunications services and the hiring of key senior management and other personnel to develop and implement certain infrastructure initiatives to support our growth to new markets.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 380% to $2.4 million for the three months ended March 31, 2000, from $0.5 million for the three months ended March 31, 1999. This increase was primarily due to depreciation of network elements and amortization of back office systems and software.

    OTHER INCOME (EXPENSES). Interest income increased 175% to $1.1 million for the three months ended March 31, 2000, from $0.4 million for the three months ended March 31, 1999. This increase was due to investment income generated from the net proceeds of the initial public offering and the Senior Discount note. Interest expense increased 2000% to $2.1 million for the three months ended March 31, 2000, from $0.1 million for the three months ended March 31, 1999. The increase was due to increased levels of debt.

     EXTRAORDINARY LOSS. The early extinguishment of the Senior Discount note resulted in the Company incurring an extraordinary loss of $4.7 million during the three months ended March 31, 2000.

     NET LOSS AVAILABLE TO COMMON STOCKHOLDERS. The net loss available to common stockholders increased 130% to $26.7 million for the three months ended March 31, 2000, from $11.6 million for the three months ended March 31, 1999. The increase resulted primarily from the expansion of our network, the growth of our sales force, and development of our back office support systems.

LIQUIDITY AND CAPITAL RESOURCES

    The development of our business, the deployment and start-up of switching facilities in our targeted markets and the establishment of reliable operations support systems will require significant capital to fund the following:

    - capital expenditures,
    - working capital needs,
    - debt service and
    - the cash flow deficits generated by operating losses.

    Our principal capital expenditure requirements will include:

    - the purchase and installation of digital switches,
    - the development and licensing of operations support systems and other automated back office systems,
    - in certain cases, leasing excess fiber optic capacity where projected traffic volume growth makes it economically attractive to do so, and
    - the consummation of potential strategic acquisitions.

    To date, we have funded our start-up expenditures through the initial public offering, the private sale of equity securities and a Senior Term Loan Facility with Nortel. We raised approximately $212.0 million from our initial public offering after the underwriters' discount and related expenses. In November 1998, May 1998 and October 1997, we raised a combined total of approximately $50.5 million through the private placement of our preferred stock. We have entered into a credit agreement with Nortel Networks whereby Nortel will provide draws to us under a term loan arrangement in an aggregate principal amount of up to $75 million. These are to be used for the purchase of telecommunications equipment and related software licenses and for working capital purposes. To secure the facility, we have granted Nortel a security interest in all of our assets. The loans must be repaid over a five-year period commencing November 2001. Interest payments are due monthly in the case of base rate (prime based) draws or at the end of the LIBOR loan period. Interest will accrue at a lower rate if we meet specified financial tests. On December 23, 1999, TD Securities
(USA), Inc. and Goldman Sachs Credit Partners L.P. purchased this facility. Outstanding under the senior term loan facility as of March 31, 2000 and December 31, 1999, were $48.4 million and $41.4 million, respectively.

    In July 1999, we issued to Nortel a Senior Discount note with a face amount of $75 million. On January 7, 2000, we borrowed $41.5 million of principal, the full amount available under this facility. In conjunction with that borrowing, in July 1999, we issued to Nortel warrants to purchase 1,119,930 shares of common stock at $0.008 per share. The warrants may be exercised in whole or in part during the ten year exercise period which is from July 30, 1999 to July 30, 2009. Our Senior Discount note was extinguished upon our initial public offering, resulting in an extraordinary loss of approximately $4.7 million on the extinguishment of debt.

    Net cash used in operating activities was $11.5 million for the three months ended March 31, 2000 and $8.9 million for the three months ended March 31, 1999. The increase of $2.6 million is primarily due to an increase in operating losses, offset by an increase in non-cash reconciling items for deferred stock compensation, extraordinary debt extinguishment, depreciation and amortization, an increase in accounts receivable and a decrease in other noncurrent liabilities. Net cash used in investing activities was $22.2 million for the three months ended March 31, 2000 and $7.9 million for the three months ended March 31, 1999. The increase of $14.3 million represents an increase in capital expenditures during the first quarter for our expansion into new markets as well as continued investment in our back office systems. Net cash provided by financing activities was $219.4 million for the three months ended March 31, 2000 and $9.2 million for the three months ended March 31, 1999. The increase of $210.2 million is primarily the result of net proceeds received from the Company's initial public offering. Our capital expenditures were approximately $7.9 million for the three months ended March 31, 1999 and approximately $22.0 million for the three months ended March 31, 2000. The increase of $14.1 million was primarily due to the rapid deployment of our network as well as continued investment in our back office systems.

     Many investment analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating a company. EBITDA losses increased 147% to $14.8 million for the three months ended March 31, 2000, from $6.0 million for the three months ended March 31, 1999. We expect to experience additional operating losses and negative EBITDA as a result of our development and market expansion activities.

    On April 14, 2000, we entered into a commitment under which TD Securities
(USA), Inc. will underwrite and lead a $200 million Senior Secured Credit Facility for the Company. The $200 million Senior Secured Credit Facility commitment consists of a $100 million revolving credit facility and a $100 million delayed draw term loan facility, and will replace the existing $75 million Senior Term Loan Facility. We expect to close on this secured credit facility prior to the end of the second quarter of 2000.

    We expect to make significant capital outlays for the foreseeable future to continue the development activities called for in our current business plan and to fund expected operating losses. Until such time as we begin to generate positive cash flow from operations, these capital expenditures will need to be financed with additional debt and equity capital. We believe that our current resources will be sufficient to satisfy our liquidity needs for the succeeding 12 months; however, we cannot make any assurances to that effect. Thereafter, we will need substantial additional capital. If our plans or assumptions change, if our assumptions prove to be inaccurate, or if we experience unexpected costs or competitive pressures, we will be required to seek additional capital sooner than currently expected. In particular, if we elect to pursue significant additional acquisition opportunities, our cash needs may be increased substantially, both to finance any such acquisitions and to finance development efforts in new markets. We cannot assure you that our current projection of cash flow and losses from operations, which will depend upon numerous future factors and conditions and many of which are outside of our control, will be accurate. Actual results will almost certainly vary materially from our current projections. It is likely that actual costs and revenues will vary from expected amounts which will likely affect our future capital requirements. Because our cost of expanding our network services and sales efforts, funding other strategic initiatives and operating our business will depend on a variety of factors, including, among other things:

    - the number of subscribers and the services for which they subscribe,
    - the nature and penetration of services that may be offered by us,
    - regulatory and legislative developments, and
    - the response of our competitors to a loss of customers to us and changes in technology.

    We believe that we have substantially funded Phases I and II of our business plan with existing cash and committed borrowing capacity. We expect to fund the capital expenditures and operating losses associated with Phase III by raising additional capital from the equity or debt markets on an opportunistic basis. We cannot assure you that we will be able to raise additional capital on satisfactory terms or at all. If we decide to raise additional funds through the incurrence of debt, our interest obligations will increase and we may become subject to additional or more restrictive financial covenants. In the event that we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, we may be required to delay the development of our network and business plans or take other actions that could materially and adversely affect our business, operating results and financial condition.

PROPOSED TRANSACTIONS

    On January 7, 2000, we entered into a letter of intent with Access One Communications Corporation ("Access One") to sell approximately 250 resale customer accounts representing approximately 10,000 access lines. This sale will facilitate our focus on servicing customers connected to our network. Under the letter of intent, Access One would pay $750 per access line, subject to downward adjustments, but no less than $500 per access line, if either (i) certain gross margin targets are not met within 90 days from the closing date or (ii) there is customer attrition within 90 days from the closing date. Access One will also have a right of first refusal to acquire any future resale customers that we may offer for sale for a two year period from closing. The purchase price, which may range from $3,000 to $5,500, will be payable in the form of an interest-free promissory note payable over the next nine months.

    In February 2000, we and Williams Communications entered into a non-binding letter of intent detailing a proposed transaction between the two parties in which we will purchase from Williams telecommunications services that will include service on Williams' fiber optic lines between cities and within cities, advanced data services and collocation services. We expect this arrangement to lower our network costs, allow us to offer new and improved services to our customers and provide better control of our network connections. The parties have not yet signed a definitive agreement regarding this transaction, and we are also pursuing alternatives with other service providers.

IMPACT OF THE YEAR 2000 ISSUE

    We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarterly, or year-end. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively affected if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers and suppliers.

    We expended $0.3 million on Year 2000 readiness efforts from 1997 to 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimate," "anticipates," "will be," "should" and similar words or expressions identify forward-looking statements made by us or on our behalf. These forward-looking statements are subject to many uncertainties and factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements made by us or on our behalf, whether as a result of new information, future events or otherwise.

RISK FACTORS

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A CONCENTRATED GROUP OF CUSTOMERS AND ANY DECREASE IN REVENUE FROM THESE CUSTOMERS COULD ULTIMATELY DECREASE OUR INCOME.

     A significant portion of our revenue as a competitive telecommunications provider has been generated from a limited number of customers. In the three months ended March 31, 2000, our top 10 customers, approximately 1% of our customer base, accounted for approximately 23% of our revenue, and we expect that these customers will continue to account for a significant portion of our revenue in the future. The loss of a number of these key customers could significantly decrease our revenue, which would seriously harm our operating results and decrease our income.

OUR COSTS COULD RISE IF WE ARE UNABLE TO LEASE FIBER OPTIC LINES FROM OTHERS, WHICH MAY NOT BE AVAILABLE ON ATTRACTIVE TERMS OR AT ALL.

     We initially seek to lease fiber optic lines from other telecommunications services providers to interconnect our switches and have access to our customers and the networks of other providers. We cannot assure you that service providers will lease or continue to lease fiber optic lines to us on economically attractive terms and on a timely basis. If we fail to obtain needed leased fiber optic lines on satisfactory terms, our ability to reach certain markets could be delayed or we may need to make additional unexpected up-front capital expenditures to install our own fiber optic lines. In addition, any extended interruption in a telecommunications services provider's network from which we lease fiber optic lines could disrupt our operations and have a material adverse effect on us.

RESISTANCE BY POTENTIAL CUSTOMERS TO ACCEPT US AS A NEW PROVIDER OF TELECOMMUNICATIONS SERVICES MAY REDUCE OUR ABILITY TO INCREASE OUR REVENUE.

     The success of our service offerings will be dependent upon, among other things, the willingness of additional customers to accept us as a new provider of broadband telecommunications services. We cannot assure you that we will be successful in overcoming the resistance of potential customers to change their service provider, particularly those that purchase services from the ILECs, or that customers will buy our services. The lack of customer acceptance would reduce our ability to increase our revenue.

OUR LIMITED OPERATING HISTORY PROVIDING TELECOMMUNICATIONS SERVICES MAKES EVALUATING OUR PERFORMANCE DIFFICULT.

     We began operating as a CLEC in July 1998. Prior to that, we were a sales agent for Bell Atlantic, a business from which we transitioned in June 1998. As a result of our limited operating history as a CLEC, you have limited operating and financial data with which to evaluate our past performance and determine how we will perform in the future. We cannot assure you that we will be able to successfully operate our new business.

WE HAVE A HISTORY OF OPERATING LOSSES, AND WE MAY NOT BE PROFITABLE IN THE
FUTURE.

     We have incurred significant losses since we began operations as a CLEC and expect to continue to incur losses in the future as we build our network. As of March 31, 2000, we had an accumulated deficit of $111 million. We expect to experience losses during our network and service deployment which will continue for the foreseeable future. Prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, your investment in our common stock may result in a complete loss of your invested capital.

     If we cannot achieve profitability from operating activities, we may not be able to meet:

     our capital expenditure requirements;

     our debt service obligations; or

     our working capital needs.

OUR FAILURE TO PROPERLY MANAGE GROWTH COULD ADVERSELY AFFECT THE CONTINUED IMPLEMENTATION AND EXPANSION OF OUR SERVICE OFFERINGS.

     If we successfully implement our business plan, we will rapidly expand our operations. We cannot assure you that we will successfully implement the necessary operational and financial systems or that we will successfully maintain the systems necessary to manage a competitive business in an evolving industry. Any failure to implement and improve these systems at a pace consistent with the growth of our business and industry changes could cause customers to switch service providers which would have a material adverse effect on us.

     We expect to expand our business plan to include additional switches, markets and telecommunications services. We cannot assure you that we can:

     implement these additional switches or that such implementation will be technically or economically feasible;

     successfully develop or market additional products and services; or

     operate and maintain our new networks and telecommunications services profitably.

IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY MANAGEMENT AND PERSONNEL, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

     We believe that our future success will be due, in part, to our experienced management team, including Messrs. Thomas, Heintzelman, Mendes and Clarke. Losing the services of one or more members of our management team could adversely affect our business and our expansion efforts and possibly prevent us from:

     further deploying and improving our operational, financial and information systems and controls;

hiring and retaining qualified sales, marketing, administrative, operating and technical personnel; and

     training and managing new personnel.

     In addition, competition for qualified employees has intensified in recent years, especially in the Northern Virginia region where we are headquartered, and may become even more intense in the future. Our ability to implement our business plan is dependent on our ability to hire and retain a large number of new employees each year. If we are unable to hire sufficient qualified personnel, our ability to increase revenue could be impaired, and customers could experience delays in installation of service or experience lower levels of customer care.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDS, WHICH COULD PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN.

     We need additional financing for future capital expenditures to implement our business plan, including:

     automated back office systems;

     offering new broadband telecommunications services;

     acquisitions;

     paying scheduled principal and interest payments on our bank and TD Securities (USA), Inc. debt; and financing operating losses.

     We cannot assure you that any additional financing we may need will be available to us on favorable terms or at all. If we do not obtain needed financing, our ability to implement our business plan will be impaired.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OTHER COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO WHICH COULD CAUSE US TO LOSE CUSTOMERS AND IMPEDE OUR ABILITY TO ATTRACT NEW CUSTOMERS.

     The telecommunications industry is highly competitive and is affected by the introduction of new services by, and the market activities of, major industry participants. Several of our competitors are substantially larger and have greater financial, technical and marketing resources than we do. We have not achieved, and do not expect to achieve, a significant market share for any of the broadband telecommunications services we offer in our target markets. In particular, larger competitors have certain advantages over us which could cause us to lose customers and impede our ability to attract new customers, including:

     long-standing relationships and brand recognition with customers;

     financial, technical, marketing, personnel and other resources substantially greater than ours;

     more funds to deploy telecommunications services;

     potential to lower prices of competitive telecommunications services; and

     fully-deployed networks.

     We face competition from other current and potential market entrants, including:

     domestic and international long distance providers seeking to enter, re-enter or expand entry into the local telecommunications marketplace; and

     other domestic and international competitive telecommunications providers, resellers, cable television companies and electric utilities.

     A continuing trend toward combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors which could cause us to lose customers and impede our ability to attract new customers.

THE CONDUCT OF THE ILECS, INCLUDING BELL ATLANTIC, COULD CAUSE US TO LOSE CUSTOMERS.

     Currently, we depend on our interconnection agreements with Bell Atlantic and GTE, and in the future, we will need to execute similar agreements with the other ILECs operating in our target markets. Interconnection agreements are agreements between local telecommunications services providers that set forth the terms and conditions governing how those providers will interconnect their networks and/or purchase or lease certain network facilities and services. Our interconnection agreements with Bell Atlantic and GTE provide that our connection and maintenance orders will receive the same attention as Bell Atlantic's and GTE's end-user customers and that Bell Atlantic and GTE will provide capacity at key telecommunications intersections to keep call blockage within industry standards. Accordingly, we are and will continue to be dependent on Bell Atlantic and GTE and, as we expand our network, we will be dependent on other ILECs, to assure uninterrupted service and competitive services. Blocked calls result in customer dissatisfaction and risk the loss of business. Interconnection agreements, such as our agreements with Bell Atlantic and GTE, typically have short terms, requiring us to renegotiate frequently. Some of our agreements with Bell Atlantic have one year or less remaining before we will have to renegotiate them. If the terms of any interconnection agreements are not favorable to us, it could have a material adverse effect on our business.

     ILECs may not provide timely installation of business access lines or adequate service quality, thereby impairing our reputation with customers who can choose to switch back to the ILECs. In addition, the prices set forth in our interconnection agreements may be subject to significant rate increases at the discretion of the regulatory authority in each state in which we operate. Part of our profitability depends on these state-regulated rate structures. We cannot assure you that the rates charged to us under the interconnection agreements will allow us to offer low enough usage rates to attract a sufficient number of customers and to operate our business profitably.

THE TELECOMMUNICATIONS INDUSTRY IS UNDERGOING RAPID TECHNOLOGICAL CHANGES, AND OUR FAILURE TO KEEP UP WITH SUCH CHANGES COULD CAUSE US TO LOSE CUSTOMERS AND IMPEDE OUR ABILITY TO ATTRACT NEW CUSTOMERS.

      The telecommunications industry is subject to rapid and significant changes in technology, customer requirements and preferences and our failure to keep up with such changes could cause us to lose customers and impede our ability to attract new customers. New technologies could reduce the competitiveness of our network. We may be required to select one technology over another, but at a time when it would be impossible to predict with any certainty which technology will prove to be the most economic, efficient or capable of attracting customer usage. Subsequent technological developments may reduce the competitiveness of our network and require unbudgeted upgrades or additional products that could be expensive and time consuming. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important technologies, we could lose customers and impede our ability to attract new customers.

A SYSTEM FAILURE COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE WHICH COULD CAUSE US TO LOSE CUSTOMERS.

     Our success will require that our network provides competitive reliability, capacity and security. Some of the risks to our network and infrastructure include:

     physical damage to business access lines;

     power surges or outages;

     capacity limitations;

     software defects;

     lack of redundancy; and

     disruptions beyond our control.

      Such disruptions may cause interruptions in service or reduced capacity for customers, any of which could cause us to lose customers.

IF OUR BACK OFFICE AND CUSTOMER CARE SYSTEMS ARE UNABLE TO MEET THE NEEDS OF OUR CUSTOMERS, WE MAY LOSE CUSTOMERS.

     Sophisticated back office processes and information management systems are vital to our growth and our ability to achieve operating efficiencies. We are dependent on Saville for our billing system, Metasolv for our provisioning systems, and Siebel for our customer support system. We cannot assure you that these systems will perform as expected as we grow our customer base which could cause us to lose customers. The following could prevent our back office and customer care systems from meeting the needs of our customers:

     failure of third-party vendors to deliver products and services in a timely manner at acceptable costs;

     our failure to identify key information and processing needs;

     our failure to integrate products or services effectively;

     our failure to upgrade systems as necessary; or

     our failure to attract and retain qualified systems support personnel.

IF MISAPPROPRIATION CLAIMS AGAINST OUR SOFTWARE DEVELOPER ARE FOUND TO HAVE MERIT, OUR USE OF THE E.MPOWER SOFTWARE COULD BE IMPEDED AND RESULT IN OUR INABILITY TO PROVIDE A CUSTOMER SELF-CARE SYSTEM.

     The developer of e.mpower has been accused of misappropriating the intellectual property of another of its customers for use in e.mpower. If this customer's claims are found to have merit, our use of e.mpower could be impeded and result in our inability to provide our customers with this self-care system.

DEREGULATION OF THE TELECOMMUNICATIONS INDUSTRY INVOLVES UNCERTAINTIES, AND THE RESOLUTION OF THESE UNCERTAINTIES COULD ADVERSELY AFFECT OUR BUSINESS BY FACILITATING GREATER COMPETITION AGAINST US, REDUCING POTENTIAL REVENUES OR RAISING OUR COSTS.

     The Telecommunications Act of 1996 ("Telecommunications Act") provides for significant deregulation of the telecommunications industry, including the local telecommunications and long distance industries. This federal statute and the related regulations remain subject to judicial review and additional rulemakings of the Federal Communications Commission, or FCC, making it difficult to predict what effect the legislation will have on us, our operations and our competitors. Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced, that address issues affecting our operations and those of our competitors, which may cause significant changes to our industry. We cannot predict the outcome of these developments, nor can we assure you that these changes will not have a material adverse effect on us.

GOVERNMENTAL REGULATIONS

    Our telecommunications services are subject to regulation by federal, state and local government agencies. Generally, Internet and certain data services are not directly regulated, although the underlying telecommunications services may be regulated in certain instances. We hold various federal, state and local regulatory authorizations for our regulated service offerings. The FCC has jurisdiction over our facilities and services to the extent those facilities are used in the provision of interstate or international telecommunications services. State regulatory commissions also have jurisdiction over our facilities and services to the extent they are used in intrastate telecommunications services. Our network may also be subject to certain local regulations such as licensing, building codes and generally applicable public safety and welfare requirements. Many of the regulations issued by these regulatory bodies may change and are the subject of various judicial proceedings, legislative hearings and administrative proposals. We cannot predict what impact, if any, these proceedings or changes will have on our business or results of operations.

FEDERAL REGULATION

    The FCC regulates us as a non-dominant common carrier. Non-dominant carriers are subject to lesser regulation than dominant carriers but remain subject to the general requirements that they offer just and reasonable rates and terms of service and do not unreasonably discriminate in the provision of services. We have obtained authority from the FCC to provide domestic interstate long distance services and international services between the United States and foreign countries and have filed the required tariffs.

THE TELECOMMUNICATIONS ACT

    In February 1996, the Telecommunications Act was passed by the United States Congress and signed into law by President Clinton. This comprehensive telecommunications legislation was designed to increase competition in the long-distance and local telecommunications industries. The Telecommunications Act imposes a variety of duties on the ILECs to facilitate competition in the provision of local telecommunications and access services. Like all local telecommunications carriers, where we provide local telephone services, we are required to provide network interconnection, reciprocal compensation, resale, number portability, and access to rights-of-way. ILECs, such as the Regional Bell Operating Companies ("RBOCs"), are subject to requirements in addition to these, including the duty to: undertake additional obligations applicable to the interconnection of their networks; permit collocation of competitors' equipment at their central offices; provide access to individual network elements, including network facilities, features and capabilities, on non-discriminatory and cost-based terms; and offer their retail services for resale at wholesale rates.

    The Telecommunications Act also eliminates certain pre-existing prohibitions on the provision of traditional long distance services by the RBOCs and GTE on a phased-in basis. RBOCs currently are permitted to provide long distance service outside those states in which they provide local telecommunications service. In order to provide this category of long distance services, the RBOCs must receive all requisite state or federal regulatory approvals customary to the provision of long distance services. RBOCs will be permitted to provide traditional long distance service within the regions in which they also provide local telecommunications service upon demonstrating to the FCC that they have complied with a statutory checklist of requirements intended to open local telephone markets to competition. GTE and other non-RBOC traditional telephone companies are not limited by this regional restriction. To date, only Bell Atlantic has been granted approval to provide long distance services in its local telephone service region and that is restricted to long distance calls originating in New York. Bell Atlantic and other RBOCs have initiated similar proceedings to obtain such long distance service authority in other states. Entry of Bell Atlantic and other RBOCs into the long distance business could result in substantial competition to our services and may have a material adverse effect on us.

    When the FCC permits the RBOCs to provide traditional long distance service in their local telephone service regions, they will be able to offer integrated local and long distance services and may enjoy a significant competitive advantage. However, the Telecommunications Act imposes restrictions on the RBOCs after they are permitted to enter the long distance services market in their local service regions, and the FCC imposed conditions on its approval of the Bell Atlantic application for authority to provide long distance services in New York that are intended to prevent Bell Atlantic from engaging in anti-competitive behavior. The FCC has imposed similar conditions on its approval of various mergers involving RBOCs, and we expect the FCC to continue such oversight of RBOCs seeking to reenter the long distance market in their operating regions.

    The FCC is charged with establishing national rules implementing certain portions of the Telecommunications Act. In August 1996, the FCC released an order adopting an extensive set of regulations governing network interconnection, network unbundling and resale of ILEC services, under the Telecommunications Act. In July 1997, the United States Court of Appeals for the Eighth Circuit issued a decision vacating substantial portions of these rules, principally on the ground that the FCC had improperly intruded into matters reserved for state jurisdiction. In January 1999, the United States Supreme Court reversed many aspects of the Eighth Circuit's decision, concluding that the FCC has jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court found that the FCC has authority to establish pricing guidelines applicable to the provision of unbundled network elements and the resale of ILEC services, to prevent ILECs from disaggregating existing combinations of network elements, and to establish rules enabling competitors to select all or portions of any existing ILEC interconnection agreements for use in their own interconnection agreements with traditional telephone companies. The Supreme Court, however, did not evaluate the specific pricing methodology adopted by the FCC and has remanded the case to the Eighth Circuit for further consideration. While the Supreme Court resolved many issues, including the FCC's jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC.

    Although most of these FCC rules were upheld by the Supreme Court, the Court found that the FCC had not adequately considered certain statutory criteria for requiring ILECs to make unbundled network elements available to competitive telecommunications providers. The FCC then conducted new proceedings to reexamine which unbundled network elements ILECs must provide. On November 5, 1999, the FCC released an order in which it required that ILECs make available most, but not all, of the network elements specified in its initial order, as well as certain new network elements not included on the original list. The FCC also clarified the obligation of ILECs to provide certain combinations of network elements. Various parties have sought reconsideration and appeal of the FCC's order. We are unable to predict the outcome of such reconsideration and appellate proceedings.

    In the first half of 1998, four RBOCs petitioned the FCC to be relieved of certain regulatory requirements in connection with their provision of advanced telecommunications services. Advanced telecommunications services are wireline, broadband telecommunications services, as opposed to traditional voice services, and are widely used for Internet access, often relying on DSL technology and data-switched technology. In response, in August 1998, the FCC issued an order and notice which clarified its views on the applicability to advanced services of existing statutory requirements in the Telecommunications Act relating to network interconnection and unbundling. The FCC's decision is on appeal. The FCC also solicited public comments on a wide variety of issues associated with the provision of advanced services by wireline carriers. The FCC has not yet determined whether it will permit ILECs generally to deploy advanced telecommunications services through a separate affiliate, which would not be regulated as an ILEC and, therefore, would not be subject to the Telecommunications Act's unbundling and resale provisions, (although similar treatment was extended to SBC Corporation as part of the approval of its merger with Ameritech Corporation).

    In March 1999, the FCC adopted a further order strengthening the rights of CLECs to obtain physical collocation for purposes of interconnecting with ILEC networks. The order also requires ILECs to permit CLECs to collocate equipment used for interconnection and/or access to unbundled network elements even if such equipment includes certain switching or enhanced services functions. Additionally, the FCC adopted rules designed to limit ILECs' ability to deny CLECs the ability to deploy transmission hardware in collocation space by purporting that the equipment will cause electrical interference with other wires, and it proposed rules making these requirements more specific. In the recent proceeding addressing unbundled network elements, however, the FCC declined to require ILECs to provide CLECs with unbundled access to data switching services, except in limited circumstances. The FCC's decisions on these matters are currently subject or expected to be subject to judicial review. On March 17, 2000, the United States Court of Appeals for the District of Columbia Circuit reversed significant portions of the FCC's collocation order and rules, and remanded the issue to the FCC for further proceedings. Among other things, the appeals court decision seemingly overturns the FCC's decision to require ILECs to permit competitors to collocate certain equipment that has enhanced services functionality. We cannot be certain of the ultimate outcome of these proceedings.

ACCESS REGULATION

    The FCC regulates the interstate access rates charged by ILECs for the origination and termination of interstate long distance traffic. Over the past few years, the FCC has implemented changes in interstate access rules that result in the restructuring of the access charge system and changes in access charge rate levels. On remand from an appeals court, the FCC is conducting further proceedings to explain and refine its recent reforms affecting access charge rate levels. The FCC also is considering several proposals to further reform access charge rate structures that may result in the reduction of access rates.

    The FCC has also raised the issue of whether it should begin to regulate the access charges imposed by CLECs. Currently, CLECs are free to charge access rates at any level they deem appropriate, subject to overarching statutory requirements that such rates must be just, reasonable and non-discriminatory. A decision by the FCC to regulate CLECs access charges could result in the reduction of those charges for all CLECs and thereby reduce our access charge revenues.

    Over the past few years, the FCC has granted ILECs significant flexibility in pricing their interstate special and switched access services. We anticipate that this pricing flexibility will result in ILECs lowering their prices in high traffic density areas, the probable areas of competition with us. We also anticipate that the FCC will grant ILECs increasing pricing flexibility as the number of potential competitors increases in each of these markets. In August 1999, the FCC released an order that granted substantial additional pricing flexibility to ILECs for certain interstate services. Among other things, the FCC granted immediate pricing flexibility to many ILECs and also established a framework for granting greater flexibility in the pricing of all interstate access services once they satisfy certain prescribed competitive criteria. The FCC also invited public comment on proposals for yet further ILEC pricing flexibility.

    In addition, in various contexts, certain ILECs have asked the FCC to rule that certain calls made over the Internet are subject to regulation as telecommunications services including the assessment of interstate switched access charges and universal service fund assessments. Although the FCC has suggested that Internet-based telephone-to-telephone calls may be considered telecommunications services, it has not reached a final decision on that issue.

UNIVERSAL SERVICE

    In 1997, the FCC established a significantly expanded universal service regime to subsidize the cost of telecommunications services to high cost areas, and to low-income customers and qualifying schools, libraries and rural health care providers. Providers of telecommunications services, like us, as well as certain other entities, must pay for these programs. Our share of the payments into these subsidy funds will be based on our share of certain defined telecommunications end-user revenues. Various states are also in the process of implementing their own universal service programs. We are currently unable to quantify the amount of subsidy payments we will be required to make in the future or the effect that these required payments will have on our financial condition. Moreover, the FCC's universal service rules remain subject to change, which could increase our costs.

DETARIFFING

    In November 1996, the FCC issued an order that required non-dominant, long distance carriers, like us, to cease filing tariffs for domestic long distance services. Tariffing is a traditional requirement of telephone companies whereby such companies publish for public inspection at state and federal regulatory agencies all terms, conditions, pricing, and available services governing the sale of all such services to the public. The FCC's order established a nine-month transition period to allow carriers sufficient time to adjust for detariffing. The U.S. Court of Appeals for the District of Columbia Circuit subsequently stayed the detariffing order, pending its decision on challenges to the FCC's order by several long distance companies. In June 1997, the FCC issued another order stating that non-dominant local services providers may withdraw their tariffs for interstate access services provided to long distance carriers. In March 1999, the FCC adopted further rules that, while still maintaining mandatory detariffing, required long distance carriers to make specific public disclosures on the services providers' Internet websites of their rates, terms and conditions for domestic interstate services. The effective date of these rules was also delayed until the appeals court rendered a decision on the appeal of the FCC's detariffing order. In April 2000, the appeals court affirmed the FCC's mandatory detariffing order in its entirety. Once the court issues its mandate, we expect the FCC to clarify the length of an appropriate transition period to allow carriers to withdraw federal tariffs and move to contractual relationships with their customers. Once the mandatory detariffing policy takes effect, long distance carriers will be required to comply with the new public information requirements imposed by the FCC in lieu of tariff filings. In the absence of tariffs, non-dominant interstate services providers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their domestic interstate services, and will have to rely more heavily on individually negotiated agreements with end-users.

RECIPROCAL COMPENSATION

         The Telecommunications Act of 1996 requires both CLECs and ILECs to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic. When two different carriers collaborate to complete a call, these reciprocal compensation arrangements ensure compensation both for the originating carrier, which receives payment from the customer, and for the terminating carrier, which gets paid by the originating carrier.

         In late 1998 and early 1999, the FCC determined that both dedicated access and dial-up calls from a customer to an Internet service provider are primarily interstate in nature and, therefore, are to be considered interstate calls, subject to the FCC's jurisdiction. The FCC initiated a proceeding to determine what effect this regulatory classification will have on the obligation of a service provider to pay reciprocal compensation for dial-up calls to Internet service providers and other customers that originate on one local service provider's network and terminate on another local service provider's network. The FCC also permitted existing reciprocal compensation arrangements between service providers, as set forth in interconnection agreements and approved by state regulatory commissions, to remain intact. The FCC currently is determining whether a new compensation mechanism should be implemented. A decision which invalidates current reciprocal compensation arrangements could result in the reduction, or elimination, of revenue we receive from reciprocal compensation payments for traffic terminated over our network to Internet service providers and other customers. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC's determination that dial-up calls to Internet service providers are not "local" calls for purposes of charging reciprocal compensation, and remanded the matter to the FCC for further consideration.

STATE REGULATION

    The Telecommunications Act preempts state and local statutes and regulations that would tend to prohibit the provision of competitive telecommunications services. As a result, we will be free to provide the full range of local, long distance and data services in all states in which we currently operate, and in any states into which we may wish to expand. While this action greatly increases our potential for growth, it also increases the amount of competition to which we may be subject.

    Because we provide intrastate common carrier services, we are subject to various state laws and regulations. Most state public utility and public service commissions require some form of certification or registration before commencing service. In most states, we are also required to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate. We are required to update or amend these tariffs when we adjust our rates or add new products and are subject to various reporting and record-keeping requirements in these states. Many states also require prior approval for transfers of control of certified providers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence of significant debt obligations. States generally retain the right to sanction a service provider or to revoke certification if a service provider violates applicable laws or regulations.

    We are authorized to provide intrastate long distance services in all states except Alaska and are in the process of obtaining intrastate long distance authority in that state. We have authority to provide competitive local telecommunications services in Connecticut, Delaware, the District of Columbia, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Virginia and West Virginia. We have applied or are in the process of applying to obtain authority to provide competitive local telecommunications services in Arizona, California, Colorado, Florida, Georgia, Texas and Washington.

LOCAL INTERCONNECTION

    The Telecommunications Act imposes a duty upon all ILECs to negotiate in good faith with potential competitive telecommunications providers to provide interconnection to their networks, exchange local traffic, make unbundled network elements available and permit resale of most local telephone services. If negotiations do not succeed, we have a right to seek arbitration with the state regulatory authority of any unresolved issues. Arbitration decisions involving interconnection arrangements in several states have been challenged and appealed to federal courts. We have entered into interconnection agreements with Bell Atlantic in Delaware, the District of Columbia, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and West Virginia, with BellSouth in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, and Tennessee, and with GTE in Virginia. We have begun to negotiate similar agreements in the other states where we have obtained status as a competitive local telecommunications services provider.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our earnings are affected by changes in interest rates as our long term debt has variable interest rates based on either the Prime Rate or LIBOR. If interest rates for our long term debt average 10% more for the three months ended March 31, 2000 than they did as of December 31, 1999, our interest expense would increase, and loss before taxes would increase by $1.3 million for the three months ended March 31, 2000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and outstanding debt balances. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we are a party to routine litigation and proceedings in the ordinary course of business. Currently, we are aware of the following potential litigation:

     In November, 1999, Teligent, Inc. filed an action against Clara Vista Corporation claiming that Clara Vista, who developed Teligent's "e.magine" bill presentment, web interface software application, misappropriated Teligent trade secrets and breached its agreement with Teligent when it developed our e.mpower web-based software application. While we have not been named as a party in this action, the claims raised by Teligent may affect us because we retained Clara Vista to develop our "e.mpower" web-based software application. Clara Vista has given us written assurances that it engaged in no such misappropriation. In addition, in our written agreement governing the development of "e.mpower," Clara Vista expressly warrants that it has all necessary intellectual property rights and licenses to perform under such agreement. While we cannot be certain about the outcome of the action, we believe that we have adequate contractual and legal protections in place to ensure our uninterrupted use of the "e.mpower" web interface software.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     RECENT SALES OF UNREGISTERED SECURITIES

     The following information relates to securities issued or sold by us within the period covered by this Form 10-Q. During that time, we issued unregistered securities in the transactions described below. Securities issued in such transactions were offered and sole in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering, or under Rule 701 under the Securities Act on the basis that these options were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to compensation. The sales of securities were made without the use of an underwriter and the certificates evidencing the shares bear a restrictive legend permitting the transfer thereon only upon registration of the shares of an exemption under the Act.

     (1) Between January 1, 2000 and March 10, 2000, we issued options to our employees and directors exercisable for an aggregate of 1,177,801 shares of common stock at an exercise price of $2.17 per share and 127,315 shares of common stock at an exercise price of $3.20 per share, pursuant to our 1997 and 1999 stock plans.

     REPORT OF OFFERING OF SECURITIES AND USE OF PROCEEDS THEREFROM

     In March 2000, we commenced and completed a firm commitment underwritten initial public offering of 11,500,000 shares of our common stock at a price of $20.00 per share. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-97987), which was declared effective on March 6, 2000. The public offering was underwritten by a syndicate of underwriters led by Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette, J. P. Morgan & Co., and Legg Mason Wood Walker Incorporated, as their representatives. After deducting underwriting discounts and commissions of $16.1 million and expenses of $1.9 million, we received net proceeds of $212 million.

     We used $42.3 million of the proceeds to repay the outstanding principal and interest on our Nortel facility. Nortel owns more than 10 percent of our equity securities. As of May 15, 2000, we had invested the remaining net proceeds from our initial public offering in short term investments with durations less than one year. This use of proceeds from the offering does not represent a material change in the use of proceeds described in the Registration Statement. Other than for the repayment of our Nortel facility, none of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) We held our annual meeting of stockholders on January 28, 2000 (the "Annual Meeting").

     (b) At the Annual Meeting of Stockholders, two (2) members of our Board of Directors, Clayton A. Thomas, Jr. and Peter B. Callowhill (the "Nominees") were elected to serve until the 2003 Annual Meeting of Stockholders, or until their respective successors are elected and duly qualified.

     (c) The following matters were voted upon at the Annual Meeting:

          (i) Both Nominees were elected as directors to serve until the 2003 Annual Meeting of Stockholders, or until their respective successors are elected and duly qualified, with 100% of the shares of Common Stock present and voting at the meeting voting for both Mr. Thomas and Mr. Callowhill (Votes for Mr.
Thomas: 21,804,980; votes against Mr. Thomas or withheld: 0. Votes for Mr.
Callowhill: 21,804,980; votes against Mr. Callowhill or withheld: 0).

          (ii) Our Amended and Restated Certificate of Incorporation was approved by 87.7 of the issued and outstanding shares of Common Stock (Votes for: 21,804,980; votes against or withheld: 0).

          (iii) Our Amended and Restated By-Laws were approved by 100% of the shares present and voting at the meeting (Votes for: 21,804,980; votes against or withheld: 0).

          (iv) The appointment of Ernst & Young LLP was our independent auditors was ratified by 100% of the shares present and voting at the meeting (Votes for:
21,804,980; votes against or withheld: 0).

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Unless otherwise indicated, all exhibits were filed as exhibits of like number to Registration Statement on Form S-1, File No. 333-97987.

EXHIBIT NO.                         DESCRIPTION
-----------       ----------------------------------------------------------------------------------------------------
3.1               Amended and Restated Certificate of Incorporation of Net2000 (filed as Exhibit 3.1.2 to Registration
                  Statement on Form S-1, File No. 333-97987)
3.2               Amended and Restated Bylaws of Net2000 (filed as Exhibit 3.1.4 to Registration Statement on Form S-1,
                  File No. 333-97987)
10.1              Second Amended and Restated Investor Rights Agreement dated November 4, 1998, by and among Net2000 and certain stockholders named therein
10.2              Employment Agreement dated July 31, 1998, by and between Net2000 and Clayton A. Thomas, Jr.
10.3              Employment Agreement dated July 31, 1998, by and between Net2000 and Mark A. Mendes
10.4              Employment Agreement dated July 31, 1998, by and between Net2000 and Donald E. Clarke
10.5              Employment Agreement dated July 31, 1998, by and between Net2000 and Bruce Bednarski
10.6              Employment Agreement dated July 31, 1998, by and between Net2000 and Peter Callowhill
10.7              Employment Agreement dated November 15, 1999, by and between Net2000 and Clyde Heintzelman
10.8              1997 Equity Incentive Plan
10.9              1999 Stock Incentive Plan
10.10             1999 Employee Stock Purchase Plan
10.11             Incentive Stock Option Agreement dated October 27, 1997, by and between Net2000 and Mark A. Mendes
10.11.1           Preferred Stock Incentive Stock Option Agreement dated October 27, 1997, by and between Net2000 and
                  Mark A. Mendes
10.11.2           Amendment No. 1 to Preferred Stock Incentive Stock Option Agreement dated April 1, 1998 (related to
                  Exhibit 10.11.1)
10.11.3           Incentive Stock Option Agreement dated May 19, 1998, by and between Net2000 and Mark A. Mendes
10.11.4           Incentive Stock Option Grant Agreement dated February 10, 2000, by and between Net2000 and Mark A.
                  Mendes
10.11.5           Incentive Stock Option Grant Agreement dated February 10, 2000, by and between Net2000 and Mark A.
                  Mendes
10.12             Incentive Stock Option Agreement dated December 15, 1997, by and between Net2000 and Donald E. Clarke
10.12.1           Incentive Stock Option Agreement dated May 19, 1998, by and between Net2000 and Donald E. Clarke
10.12.2           Incentive Stock Option Agreement dated November 10, 1999, by and between Net2000 and Donald E. Clarke
10.12.3           Incentive Stock Option Grant Agreement dated February 10, 2000, by and between Net2000 and Donald E.
                  Clarke
10.12.4           Incentive Stock Option Grant Agreement dated February 10, 2000, by and between Net2000 and Donald E.
                  Clarke
10.13             Stock Option Agreement dated November 15, 1999, by and between Net2000 and Clyde Heintzelman
10.13.1           Incentive Stock Option Grant Agreement dated February 10, 2000, by and between Net2000 and Clyde
                  Heintzelman

10.13.2           Incentive Stock Option Grant Agreement dated January 28, 2000, by and between Net2000 and Clayton A.
                  Thomas, Jr.
10.13.3           Incentive Stock Option Grant Agreement dated February 10, 2000, by and between Net2000 and Clayton A.
                  Thomas, Jr.
10.14             Amended and Restated Credit Agreement dated July 30, 1999, by and among Net2000 Communications Group,
                  Inc., Nortel Networks Inc. and certain lenders named therein
10.14.1           First Amendment dated as of December 23, 1999 to the Amended and Restated Credit Agreement dated July 30, 1999, by and
                  among Net2000 Communications Group, Inc., Nortel Networks Inc.
                  and certain lenders named therein
10.15             Form of Amended and Restated Guaranty Agreement dated July  30, 1999, signed by each of our subsidiaries and Nortel Networks Inc.
10.16             Form of Amended and Restated Pledge and Security Agreement dated July 30, 1999, signed by each of our subsidiaries and Nortel Networks Inc.
10.17             Note Purchase Agreement dated July 30, 1999, by and between Net2000 and Nortel Networks Inc.
10.17.1           First Amendment dated as of December 31, 1999 to the Note Purchase Agreement dated July 30, 1999, by and between Net2000 and Nortel Networks Inc.
10.18             Warrant Agreement dated July 30, 1999, by and between Net2000 and Nortel Networks Inc.
10.19             Form of Warrant Certificate dated July 30, 1999, by and between Net2000 and Nortel Networks Inc.
10.20             Senior Discount Notes Due 2009 issued by Net2000 on July 30, 1999 to the holder identified therein
10.21             Exchange and Registration Rights Agreement dated July 30, 1999, by and between Net2000 and Nortel
                  Networks Inc.
10.22             Lease dated December 24, 1998, by and between Net2000 Communications Real Estate, Inc. and
                  Wellsford/Whitehall Holdings, L.L.C.
10.23             Lease dated February 19, 1999, by and between Net2000 Communications Real Estate, Inc. and Murdock
                  Atrium Limited Partnership
 10.24             Sublease Agreement dated June 21, 1999, by and between Net2000 Communications Real Estate, Inc. and
                  Virginia Electric and Power Company
10.25             Office Lease dated May 26, 1999, by and between Net2000 Communications Real Estate, Inc. and
                  KDC-Dulles Tech, LLC
10.26             Letter of intent dated January 7, 2000, by and between Net2000 and Access One Communications Corp
10.27*            Lease dated October 31, 1999, by and between Net2000 Communications Real Estate, Inc. and Hudson
                  Telecom Center, LLC
10.28*            Lease dated December 6, 1999, by and between Net2000 Communications Real Estate, Inc. and Hood
                  Business Park, LLC
10.29*            Lease dated December 15, 1999, by and between Net2000 Communications Real Estate, Inc. and Callowhill
                  Management, Inc.
10.30*            Financial Data Schedule

----------------------
*Filed herewith.

REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 15, 2000                       By:  /s/ DONALD E. CLARKE
                                                 --------------------
                                            Donald E. Clarke
                                            Chief Financial Officer, Executive
                                            Vice President and Treasurer