Form 10-Q
period 2000-06-30
NET2000 COMMUNICATIONS INC
filed 2000-08-14
CIK 1099363

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended June 30, 2000

                                       OR

{_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

   (1)   Yes {X}        (2)   No  { }

The number of shares outstanding of the Registrant's common stock as of July 31, 2000, was 38,331,494.

==============================================================================



INDEX
                                                                                                           Page

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 2000 (Unaudited) and December
          31, 1999                                                                                              1

          Unaudited Consolidated Statements of Operations for the Three and Six
          Months Ended June 30, 2000 and 1999                                                                   2

          Unaudited Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2000 and 1999                                                                          3

          Notes to the Unaudited Consolidated Financial Statements                                              4

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                   9

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                                           21


PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                                    21

ITEM 2.   Changes in Securities and Use of Proceeds                                                            22

ITEM 3.   Defaults upon Senior Securities                                                                      22

ITEM 4.   Submission of Matters to a Vote of Security Holders                                                  22

ITEM 5.   Other Information                                                                                    22

ITEM 6.   Exhibits and Reports on Form 8-K.                                                                    22

Signatures                                                                                                     23

PART I. -- FINANCIAL INFORMATION

                          NET2000 COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                 JUNE 30,                      DECEMBER 31,
                                                                                   2000                            1999
                                                                           ---------------------          ------------------------
                                                                               (Unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents............................................... $             72,141           $               5,523
  Investments available for sale..........................................               57,085                              --
  Restricted cash.........................................................                3,667                           3,517
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $3,128 and $1,919 at
    June 30, 2000 and December 31, 1999, respectively.....................               11,791                           7,595
  Other current assets....................................................                1,128                           1,528
                                                                           ---------------------          ------------------------
Total current assets......................................................              145,812                          18,163
Property and equipment, net of accumulated
  depreciation............................................................              127,344                          72,592
Other noncurrent assets...................................................                8,500                           3,598
Unamortized debt discount.................................................                2,186                           7,315
                                                                           ---------------------          ------------------------

Total assets.............................................................. $            283,842           $             101,668
                                                                           =====================          ========================

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable........................................................ $              5,988           $                 792
  Accrued expenses and other current liabilities..........................               26,180                          21,635
                                                                           ---------------------          ------------------------
Total current liabilities.................................................               32,168                          22,427
Related party noncurrent liabilities......................................               15,495                          26,428
Other noncurrent liabilities..............................................                   98                             215
Long-term debt............................................................               55,252                          46,039
Redeemable convertible Series A, B and C preferred stock,
  $0.01 par value; 11,738,437 shares authorized, no shares
  and 11,738,437 issued and outstanding at June 30, 2000
  and December 31, 1999 respectively......................................                   --                          80,940

Stockholders' equity (deficit):
  Common stock, $0.01 par value; 200,000,000 shares
    Authorized, 37,854,951, and 10,189,562 shares issued
    and outstanding June 30, 2000 and December 31, 1999,
    respectively..........................................................                  379                             102
Additional capital........................................................              317,248                          16,707
Deferred stock compensation...............................................               (8,005)                         (7,002)
Accumulated deficit.......................................................             (128,793)                        (84,188)
                                                                           ---------------------          ------------------------
         Total stockholders' equity (deficit).............................              180,829                         (74,381)
                                                                           ---------------------          ------------------------
         Total liabilities and stockholders' equity (deficit)............. $            283,842           $             101,668
                                                                           =====================          ========================



See accompanying notes that are an integral part of these condensed consolidated
                             Financial Statements.

                          NET2000 COMMUNICATIONS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                         ENDING JUNE 30,                      ENDING JUNE 30,
                                                               ------------------------------------ -------------------------------
                                                                    2000             1999              2000               1999
                                                               --------------- ----------------- ----------------- ----------------

Revenues...................................................... $      13,176   $         6,031   $        23,789   $        11,088
  Operating costs and expenses:
  Operating costs.............................................        10,222             4,997            18,741             9,390
  Selling, general and administrative (exclusive of non-cash
     compensation expense shown below)........................        18,077             9,013            34,324            15,662
  Non-cash compensation expense...............................           970                20             1,630                40
  Depreciation and amortization...............................         3,328               648             5,768             1,095
                                                               --------------- ----------------- ----------------- ----------------
Loss from operations..........................................       (19,421)           (8,647)          (36,674)          (15,099)
Other income (expenses):
  Interest income.............................................         2,855               272             3,940               659
  Interest expense............................................        (1,309)             (175)           (3,392)             (283)
  Miscellaneous (expenses) income.............................            (6)                5                 4                 8
                                                               --------------- ----------------- ----------------- ----------------
Loss before provision for income taxes........................       (17,881)           (8,545)          (36,122)          (14,715)
Provision for income taxes....................................            --                --                --                --
                                                               --------------- ----------------- ----------------- ----------------
Loss before extraordinary item................................       (17,881)           (8,545)          (36,122)          (14,715)
Extraordinary debt extinguishment loss........................            --                --            (4,724)               --
                                                               --------------- ----------------- ----------------- ----------------
Net loss......................................................       (17,881)           (8,545)          (40,846)          (14,715)
Preferred stock accretion.....................................            --            (5,258)           (3,759)          (10,652)
                                                               --------------- ----------------- ----------------- ----------------
Net loss available to common stockholders..................... $     (17,881)  $       (13,803)  $       (44,605)  $       (25,367)
                                                               =============== ================= ================= ================

Pro forma net loss available to common stockholders...........                 $        (8,545)  $       (40,846)  $       (14,715)
                                                               =============== ================= ================= ================
Basic and diluted loss per shares:
  Available to common stockholders before extraordinary item.. $        (.47)  $         (1.37)  $         (1.43)  $         (2.51)
  Extraordinary loss..........................................            --                --              (.17)               --
                                                               --------------- ----------------- ----------------- ----------------
  Available to common stockholders............................ $        (.47)  $         (1.37)  $         (1.60)  $         (2.51)
                                                               =============== ================= ================= ================
Pro forma basic and diluted loss per share:
  Available to common stockholders before extraordinary item..                 $          (.34)  $         (1.09)  $          (.59)
  Extraordinary loss..........................................            --                --              (.14)               --
                                                               --------------- ----------------- ----------------- ----------------
  Available to common stockholders............................                 $          (.34)  $         (1.23)  $          (.59)
                                                               =============== ================= ================= ================
Shares used in calculation of loss per share:
Basic and diluted.............................................   37,785,732        10,109,490        27,845,216        10,109,490
Pro forma basic and diluted...................................                     24,782,535        33,166,210        24,782,535

See accompanying notes that are an integral part of these condensed consolidated
                        Financial Statements.

                          NET2000 COMMUNICATIONS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      FOR THE SIX MONTHS ENDED
                                                                                                             JUNE 30,
                                                                                                             --------
                                                                                                      2000              1999
                                                                                                  -------------     -------------
OPERATING ACTIVITIES
Net loss.......................................................................................   $   (40,846)      $    (14,715)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization................................................................         5,768              1,095
  Allowance for doubtful accounts..............................................................         1,209                270
  Deferred stock compensation..................................................................         1,630                 40
  Amortization of debt discount................................................................           405                 --
  Extraordinary debt extinguishment loss.......................................................         4,724                 --
  Changes in operating assets and liabilities:
     Accounts receivable.......................................................................        (5,405)            (3,895)
     Other current assets......................................................................            (4)              (641)
     Other noncurrent assets...................................................................        (4,497)              (112)
     Accounts payable..........................................................................         5,196                 55
     Accrued expenses and other current liabilities............................................         4,495              4,703
     Other noncurrent liabilities..............................................................          (117)            (5,111)
                                                                                                  -------------     -------------
Net cash used in operating activities..........................................................       (27,442)           (18,311)

INVESTING ACTIVITIES
Acquisition of property and equipment..........................................................       (68,190)           (11,632)
Purchase of investments available for sale.....................................................       (68,151)                --
Sale of investments available for sale.........................................................        11,066                 --
Increase in restricted cash....................................................................          (150)                 3
                                                                                                  -------------     -------------
Net cash used in investing activities..........................................................      (125,425)           (11,629)

FINANCING ACTIVITIES
Proceeds from note payable.....................................................................        99,427                 --
Repayments on note payable.....................................................................       (90,838)                --
Proceeds from issuance of common stock.........................................................       212,261                 --
Proceeds from notes payable to related party...................................................            --             15,181
Proceeds from exercise of stock options........................................................         1,225                 --
Repayment of capital leases....................................................................        (2,590)            (1,317)
                                                                                                  -------------     -------------
Net cash provided by financing activities......................................................       219,485             13,864
Net increase (decrease) in cash................................................................        66,618            (16,076)
Cash at the beginning of period................................................................         5,523             34,388
                                                                                                  -------------     -------------
Cash at the end of period......................................................................   $    72,141       $     18,312
                                                                                                  =============     =============


See accompanying notes that are an integral part of these condensed consolidated
                        Financial Statements.

                          NET2000 COMMUNICATIONS, INC.
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

       Net2000 Communications, Inc. (the "Company") is a rapidly-growing, innovative provider of state-of-the- art broadband telecommunications services. As a competitive local exchange carrier ("CLEC"), the Company offers businesses located throughout the United States, responsive solutions as an alternative to traditional telephone companies. The Company focuses on high-end customers, primarily large- and medium-sized businesses, and offers an integrated package of high-speed data, internet access, local telephone, long distance services, and video over a single, high capacity broadband connection.

       The Company intends to offer services in major markets throughout the United States in three phases over the next 15 months. Our completed Phase I deployment consists of 13 switches that transfer data and long distance traffic and 5 switches that transfer voice traffic in 10 markets in the telecommunications-rich Boston to Washington, D.C. corridor. Our partially completed Phase II deployment will establish our national presence with 10 additional data switches and 2 additional voice switches in 10 new markets and is scheduled to be completed in December 2000. Our Phase III deployment, scheduled to be completed by late 2002, entails adding 4 additional markets and upgrading all of our existing data switches to Internet protocol-based (IP) switches that can provide both data and voice services.

       The accompanying consolidated financial statements as of June 30, 2000, and for the three and the six months ended June 30, 2000 and June 30, 1999, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with generally accepted accounting principles. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999, included in the Company's final prospectus, dated March 6, 2000, filed with the Securities and Exchange Commission in connection with the Company's initial public offering.

2.     INVESTMENTS AVAILABLE FOR SALE

       The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets. Any unrealized gains or losses, net of taxes, are reported as a separate component of stockholders' equity, if deemed material. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in interest income. As of December 31, 1999 and June 30, 2000, there are no material unrealized gains or losses on investments.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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


                                                                  FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                      ENDING JUNE 30,                ENDING JUNE 30,
                                                              -----------------------------  -------------------------------
                                                                   2000           1999           2000              1999
                                                                                             -------------    --------------
Loss before extraordinary item................................ $    (17,881)   $    (8,545)   $   (36,122)    $    (14,715)
Preferred stock accretion.....................................          --          (5,258)        (3,759)         (10,652)
                                                              -------------   -------------  -------------    --------------
Loss available to common stockholders before
  extraordinary item..........................................          --         (13,803)       (39,881)         (25,367)
Extraordinary item............................................          --             --          (4,724)             --
                                                              -------------   -------------  -------------    --------------
Net Loss available to common stockholders..................... $    (17,881)   $   (13,803)   $   (44,605)     $   (25,367)
                                                              =============   =============  =============    ==============
Weighted average of common shares, denominator
  for basic loss per share....................................   37,785,732     10,109,490     27,845,216       10,109,490
Effect of dilutive securities:
  Stock options...............................................          --              --             --               --
  Warrants....................................................          --              --             --               --
  Convertible stock...........................................          --              --             --               --
                                                              -------------   -------------  -------------    --------------
Denominator for diluted loss per share........................   37,785,732     10,109,490     27,845,216        10,109,490
Pro forma adjustment for redeemable preferred
  stock.......................................................          --      14,673,045      5,320,994        14,673,045
                                                              -------------   -------------  -------------    --------------

Pro forma denominator for basic and diluted loss
  per share...................................................                  24,782,535     33,166,210        24,782,535
                                                              =============   =============  =============    ==============
Loss per share
  Basic and diluted before extraordinary item................. $       (.47)   $     (1.37)   $    (1.43)      $      (2.51)
  Extraordinary loss..........................................          --              --          (.17)                --
                                                              -------------   -------------  -------------    --------------
  Basic and diluted........................................... $       (.47)   $     (1.37)   $    (1.60)      $      (2.51)
                                                              =============   =============  =============    ==============

  Pro forma basic and diluted before extraordinary item                        $      (.34)   $    (1.09)      $       (.59)
  Extraordinary loss..........................................          --              --          (.14)                --
                                                              -------------   -------------  -------------    --------------
  Pro forma basic and diluted.................................                 $      (.34)   $    (1.23)      $       (.59)
                                                              =============   =============  =============    ==============


Due to their antidilutive effects, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.     PROPERTY AND EQUIPMENT

       Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life ranging between three and eight years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Interest capitalized and included in the cost of switch equipment was $1,027 and $790 for the six months ended June 30, 2000 and the year ended December 31, 1999, respectively.

       Construction in process includes equipment and other costs of switches which are not complete as of the balance sheet dates. When construction of a switch is complete, the balance of the assets are transferred to switch equipment and depreciated in accordance with the Company's policy.

       Property and equipment consist of the following:

                                                                           JUNE 30,
                                                                             2000                   DECEMBER 31, 1999
                                                                    ------------------------     ------------------------
                                                                          (Unaudited)
     Software....................................................   $              15,606        $               11,978
     Computer equipment..........................................                  12,630                         9,005
     Office furniture and equipment..............................                   7,130                         4,951
     Leasehold improvements......................................                  22,997                         7,973
     Vehicles....................................................                     295                           295
     Switch equipment............................................                  53,452                        21,958
     Construction in process.....................................                  25,644                        21,130
                                                                    ------------------------     ------------------------
                                                                                  137,754                        77,290
     Less accumulated depreciation and amortization..........                     (10,410)                       (4,698)
                                                                    ------------------------     ------------------------
                                                                    $             127,344        $               72,592
                                                                    ========================     ========================

5.     DEBT

       LONG TERM DEBT

       Long-term debt consists of the following:

                                                                           JUNE 30,
                                                                             2000                  DECEMBER 31, 1999
                                                                    ------------------------    -------------------------
     Delayed draw term loan facility, face amount $100,000, due
     December 30, 2007, effective interest rate of approximately
        12.75% ..................................................   $              50,000       $              41,390
     Note payable to bank........................................                      97                         118
     Capital lease obligations...................................                   9,227                       8,554
                                                                    ------------------------    -------------------------
        Total....................................................                  59,324                      50,062
     Less current maturities.....................................                  (4,072)                     (4,023)
                                                                    ------------------------    -------------------------
     Total long-term debt........................................   $              55,252       $              46,039
                                                                    ========================     ========================

       Included in accrued expenses and other current liabilities at June 30, 2000 and December 31, 1999, is $4,072 and $4,023, respectively, currently payable under capital lease obligations and notes payable to bank.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

       SECURED CREDIT FACILITIES

       On June 28, 2000, the Company completed a $200,000 Senior Secured Credit Facility ("Facility") transaction with TD Securities (USA), Inc., lead arranger and syndicate manager for the Company. The new $200,000 Facility consists of a $100,000 revolving credit facility and a $100,000 delayed draw term loan facility, and replaces the existing $75,000 Senior Term Loan Facility. The new Facility will be used to refinance indebtedness under the existing bank credit facilities and will fund capital expenditures and working capital for general corporate purposes, including permitted investments and acquisitions. The Facility is secured by a first priority perfected security interest in all existing and future assets and all equity interests of the Company. Interest on both the revolving credit facility and the delayed draw term loan facility will accrue at ranges (Prime plus 2% to 3.25% for Prime Rate loans or Eurodollar rate plus 3% to 4.25% for Eurodollar loans) depending on certain debt to annualized EBITDA ratios as defined in the terms of the Facility agreement. Repayment of accrued interest on a Prime Rate loan is on each quarterly due date. Repayment on accrued interest on a Eurodollar loan is on the last day of the interest period, and in the case of interest period greater than three months, at three months intervals after the first day of such interest period. The revolving credit facility will be available on a revolving basis over a 7.5 year period from the closing date (Revolver Maturity date). Availability of the revolving credit facility will be permanently reduced beginning December 31, 2003, in quarterly installments over the remaining four year term as defined in the Facility agreement. On the Revolver Maturity date, the revolver commitments will reduce to zero and all principal amounts outstanding will be due and payable. The delayed draw term loan facility matures 7.5 years from the closing date (Term Loan Maturity date) and provides for one $50,000 draw at closing and availability of the remaining $50,000 through a six month period from closing. Repayment of term loans outstanding begins December 31, 2003 in quarterly installments over the remaining four year term as defined in the Facility agreement.

       Upon closing of the transaction, $50,000 of the new term loan facility was drawn and $49,601 of principal, accrued interest, and commitment fees outstanding on the existing $75,000 Senior Term Loan Facility was repaid. In addition, underwriting and agency fees of $3,976 for the new Facility were paid.

       The Company paid interest related to the notes payable and capital leases of $1,309 and $175, for the three months ended June 30, 2000 and 1999, respectively, and $3,392 and $283 for the six months ended June 30, 2000 and 1999, respectively.

6.     RELATED PARTY NON-CURRENT LIABILITIES

       At June 30, 2000 and December 31, 1999, the Company had outstanding purchases totaling $15,495 and $26,428, respectively, of Nortel goods and services which have been classified as a non-current liability as these purchases are subsequently financed under the Senior Secured Credit Facility.

7.     EQUITY

       EQUITY TRANSACTIONS

       During the three and six months ended June 30, 2000, the Company's employees exercised options to purchase 174,449 and 1,492,344 shares of common stock under its 1997 and 1999 stock option plans, respectively, for aggregate proceeds of $226 and $1,212 for the three and six months ended June 30, 2000, respectively.

       During the three and six months ended June 30, 2000, amortization expense for stock based compensation of $970 and $1,630, respectively, relates to employees whose salaries are included in selling, general and administrative expense.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

       ACCRETION TO REDEMPTION VALUE OF SERIES A, SERIES B AND SERIES C PREFERRED STOCK

       The Company has accreted its preferred stock to its redemption value based on the fair market value of the Company using the effective interest method. The Company recorded accretion totaling $0 and $3,759 for the three and six months ended June 30, 2000 and $5,258 and $10,652 for the three and six months ended June 30, 1999, respectively. On March 10, 2000, all outstanding shares of preferred stock were converted into common stock at the closing of the Company's initial public offering.

8.     COMMITMENTS

       OPERATING LEASES

       The Company currently leases office space and equipment under non-cancelable operating lease agreements, with expirations through 2015. Rent expense for the three and six months ended June 30, 2000 and 1999 was $2,063 and $3,674 and $462 and $855, respectively.

       The future minimum lease payments under non-cancelable operating leases at June 30, 2000 are as follows:

              FISCAL YEAR
              2000..................................   $          4,163
              2001..................................              8,597
              2002..................................              8,237
              2003..................................              8,136
              2004..................................              7,803
              Thereafter............................             46,834
                                                       -----------------------
                        Total                          $         83,770
                                                       =======================


9.     SUBSEQUENT EVENTS

       On July 10, 2000, the Company acquired FreBon International Corporation, a privately-held provider of interactive video services. The purchase price at closing consisted of 400,000 shares of common stock valued at $4,800 and cash payments totaling $9,050. In addition, the Company assumed debt totaling $2,800. Earnout provisions could provide for additional cash or stock consideration up to $15,000 based on the achievement of certain revenue targets over the next year as defined in the purchase agreement. The transaction will be accounted for as a purchase with the majority of the purchase price being allocated to acquired intangibles.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       We are a rapidly-growing, innovative provider of state-of-the-art broadband telecommunications services. We offer businesses located throughout the United States, responsive solutions as an alternative to traditional telephone companies. We focus on high-end customers, primarily large- and medium-sized businesses, having a minimum of 50 business access lines and spending $50,000 annually for Internet access, data and voice telecommunications services. Today, we offer an integrated package of high-speed data, Internet access, local telephone, long distance services, and video primarily delivered from our own network over a single, high capacity "broadband" connection and conveniently billed on a single invoice.

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

       We have rapidly deployed our network since commencing services. As of June 30, 2000, we have deployed a total of twenty switches in our network, including five voice switches and 15 data switches throughout the United States under Phase I and II of our network deployment schedule. Upon anticipated completion of Phase II in December 2000, we are scheduled to have deployed a total of seven voice and 23 data switches in major markets throughout the United States, thereby completing our national data backbone network. Our Phase III deployment, scheduled to be completed by late 2002, entails entering 4 additional markets and upgrading all of our existing data switches to Internet protocol-based (IP) switches that can provide both data and voice services. During the second quarter of 2000, we entered six new on- net markets including Boston, Atlanta, Dallas, Chicago, Tampa, and Orlando.

REGULATORY

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

FEDERAL REGULATION

       The FCC regulates us as a non-dominant common carrier. Non-dominant carriers are subject to lesser regulation than dominant carriers but remain subject to the general requirements that they offer just and reasonable rates and terms of service and do not unreasonably discriminate in the provision of services. We have obtained authority from the FCC to provide domestic, interstate long distance services and international services between the United States and foreign countries and have filed the required tariffs.

THE TELECOMMUNICATIONS ACT

       In February 1996, the Telecommunications Act of 1996 ("Telecommunications Act") was passed by the United States Congress and signed into law by President Clinton. This comprehensive telecommunications legislation was designed to increase competition in the long distance and local telecommunications industries. The Telecommunications Act imposes a variety of duties on the ILECs to facilitate competition in the provision of local telecommunications and access services. Like all local telecommunications carriers, where we provide local telephone services, we are required to provide network interconnection, reciprocal compensation, resale, number portability, and access to rights-of-way. ILECs, such as the Regional Bell Operating Companies ("RBOCs"), are subject to requirements in addition to these, including the duty to: undertake additional obligations applicable to the interconnection of their networks; permit collocation of competitors' equipment at their central offices; provide access to individual network elements, including network facilities, features and capabilities, on non-discriminatory and cost-based terms; and offer their retail services for resale at wholesale rates.

       The Telecommunications Act also eliminates certain pre-existing prohibitions on the provision of traditional long distance services by the RBOCs on a phased-in basis. RBOCs currently are permitted to provide long distance service outside those states in which they provide local telecommunications service. RBOCs will be permitted to provide traditional long distance service within the regions in which they also provide local telecommunications service upon demonstrating to the FCC that they have complied with a statutory checklist of requirements intended to open local telephone markets to competition. To date, only Verizon and SBC Communications ("SBC") have been granted approval to provide long distance services in their local telephone service regions and that is restricted to long distance calls originating in New York for Verizon and Texas for SBC. Verizon and other RBOCs have initiated similar proceedings to obtain such long distance service authority in other states. Entry of Verizon, SBC, and other RBOCs into the long distance business could result in substantial competition to our services and may have a material adverse effect on us.

       When the FCC permits the RBOCs to provide traditional long distance service in their local telephone service regions, they will be able to offer integrated local and long distance services and may enjoy a significant competitive advantage. However, the Telecommunications Act imposes restrictions on the RBOCs after they are permitted to enter the long distance services market in their local service regions, and the FCC imposed conditions on its approval of the Verizon and SBC applications for authority to provide long distance services in New York and Texas, respectively, that are intended to prevent anti-competitive behavior. The FCC has imposed similar conditions on its approval of various mergers involving RBOCs, and we expect the FCC to continue such oversight of RBOCs seeking to enter the long distance market in their operating regions.

       The FCC is charged with establishing national rules implementing certain portions of the Telecommunications Act. In August 1996, the FCC released an order adopting an extensive set of regulations governing network interconnection, network unbundling and resale of ILEC services, under the Telecommunications Act. In July 1997, the United States Court of Appeals for the Eighth Circuit issued a decision vacating substantial portions of these rules, principally on the ground that the FCC had improperly intruded into matters reserved for state jurisdiction. In January 1999, the United States Supreme Court reversed many aspects of the Eighth Circuit's decision, concluding that the FCC has jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court found that the FCC has authority to establish pricing guidelines applicable to the provision of unbundled network elements and the resale of ILEC services, to prevent ILECs from disaggregating existing combinations of network elements, and to establish rules enabling competitors to select all or portions of any existing ILEC interconnection agreements for use in their own interconnection agreements with traditional telephone companies. The Supreme Court, however, did not evaluate the specific pricing methodology adopted by the FCC and remanded the case to the Eighth Circuit for further consideration. The Eighth Circuit subsequently upheld the FCC's forward-looking cost methodology as the basis for establishing its pricing standard, but overturned the FCC's pricing standard that was based on the use of the most efficient technology available in the industry and, instead, determined that prices should be based on actual costs. We cannot predict what impact this decision will have on our business and we are unable to predict the outcome of the FCC's reconsideration or an appeal of this decision. While the Supreme Court resolved many issues, including the FCC's jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC.

       Although most of the FCC's interconnection rules were upheld by the Supreme Court, the Court found that the FCC had not adequately considered certain statutory criteria for requiring ILECs to make unbundled network elements available to competitive telecommunications providers. The FCC then conducted new proceedings to reexamine which unbundled network elements ILECs must provide. On November 5, 1999, the FCC released an order in which it required that ILECs make available most, but not all, of the network elements specified in its initial order, as well as certain new network elements not included on the original list. The FCC also clarified the obligation of ILECs to provide certain combinations of network elements. Various parties have sought reconsideration and appeal of the FCC's order. We are unable to predict the outcome of such reconsideration and appellate proceedings.

       In March 1999, the FCC adopted a further order strengthening the rights of CLECs to obtain physical collocation for purposes of interconnecting with ILEC networks. The order also requires ILECs to permit CLECs to collocate equipment used for interconnection and/or access to unbundled network elements even if such equipment includes certain switching or enhanced services functions. Additionally, the FCC adopted rules designed to limit ILECs' ability to deny CLECs the ability to deploy transmission hardware in collocation space by purporting that the equipment will cause electrical interference with other wires, and it proposed rules making these requirements more specific. In the recent proceeding addressing unbundled network elements, however, the FCC declined to require ILECs to provide CLECs with unbundled access to data switching services, except in limited circumstances. The FCC's decisions on these matters are currently subject or expected to be subject to judicial review. On March 17, 2000, the United States Court of Appeals for the District of Columbia Circuit reversed significant portions of the FCC's collocation order and rules, and remanded the issue to the FCC for further proceedings. Among other things, the appeals court decision seemingly overturns the FCC's decision to require ILECs to permit competitors to collocate certain equipment that has enhanced services functionality. We cannot be certain of the ultimate outcome or impact of these proceedings.

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

       Over the past few years, the FCC has granted ILECs significant flexibility in pricing their interstate special and switched access services. We anticipate that this pricing flexibility will result in ILECs lowering their prices in high traffic density areas, the probable areas of competition with us. We also anticipate that the FCC will grant ILECs increasing pricing flexibility as the number of potential competitors increases in each of these markets. In August 1999, the FCC released an order that granted substantial additional pricing flexibility to ILECs for certain interstate services. Among other things, the FCC granted immediate pricing flexibility to many ILECs and also established a framework for granting greater flexibility in the pricing of all interstate access services once they satisfy certain prescribed competitive criteria. The FCC also invited public comment on proposals for additional ILEC pricing flexibility.

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

DETARIFFING

       In November 1996, the FCC issued an order that required non-dominant, long distance carriers, like us, to cease filing tariffs for domestic, long distance services. Tariffing is a traditional requirement of telephone companies whereby such companies publish for public inspection at state and federal regulatory agencies all terms, conditions, pricing, and available services governing the sale of all such services to the public. The FCC's order established a nine-month transition period to allow carriers sufficient time to adjust for detariffing. The U.S. Court of Appeals for the District of Columbia Circuit subsequently stayed the detariffing order, pending its decision on challenges to the FCC's order by several long distance companies. In June 1997, the FCC issued another order stating that non-dominant local services providers may withdraw their tariffs for interstate access services provided to long distance carriers. In March 1999, the FCC adopted further rules that, while still maintaining mandatory detariffing, required long distance carriers to make specific public disclosures on the services providers' Internet websites of their rates, terms and conditions for domestic interstate services. The effective date of these rules was also delayed until the appeals court rendered a decision on the appeal of the FCC's detariffing order. In April 2000, the appeals court affirmed the FCC's mandatory detariffing order in its entirety. Consequently, the FCC implemented a nine-month transition period ending January 31, 2000 to allow carriers to withdraw federal tariffs and move to contractual relationships with their customers. Long distance carriers will be required to comply with the new public information requirements imposed by the FCC in lieu of tariff filings. In the absence of tariffs, non-dominant, interstate services providers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their domestic, interstate services, and will have to rely more heavily on individually negotiated agreements with end-users.

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

       In late 1998 and early 1999, the FCC determined that both dedicated access and dial-up calls from a customer to an Internet service provider are primarily interstate in nature and, therefore, subject to the FCC's jurisdiction. The FCC initiated a proceeding to determine what effect this regulatory classification will have on the obligation of a service provider to pay reciprocal compensation for dial-up calls to Internet service providers and other customers that originate on one local service provider's network and terminate on another local service provider's network. The FCC also permitted existing reciprocal compensation arrangements between service providers, as set forth in interconnection agreements and approved by state regulatory commissions, to remain intact. The FCC currently is determining whether a new compensation mechanism should be implemented. A decision which invalidates current reciprocal compensation arrangements could result in the reduction, or elimination, of revenue we receive from reciprocal compensation payments for traffic terminated over our network to Internet service providers and other customers. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC's determination that dial-up calls to Internet service providers are not "local" calls for purposes of charging reciprocal compensation, and remanded the matter to the FCC for further consideration.

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

       We are authorized to provide intrastate long distance services in every state except Alaska and are in the process of obtaining intrastate long distance authority in that state. We have authority to provide competitive local telecommunications services in Connecticut, Delaware, the District of Columbia, Georgia, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Texas, Virginia and West Virginia. We have applied to obtain authority to provide competitive local telecommunications services in California, Florida, and Maine.

LOCAL INTERCONNECTION

       The Telecommunications Act imposes a duty upon all ILECs to negotiate in good faith with potential competitive telecommunications providers to provide interconnection to their networks, exchange local traffic, make unbundled network elements available and permit resale of most local telephone services. If negotiations do not succeed, we have a right to seek arbitration with the state regulatory authority of any unresolved issues. Arbitration decisions involving interconnection arrangements in several states have been challenged and appealed to federal courts. We have entered into interconnection agreements with Verizon in Delaware, the District of Columbia, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and West Virginia, and with BellSouth in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, and Tennessee. We have begun to negotiate similar agreements in the other states where we are authorized to provide competitive local telecommunications services.

GENERAL - RESULTS OF OPERATIONS

       We have been successful in selling services to business customers, with approximately 109,500 lines sold since beginning our Net2000-branded sales efforts in June 1998. The table below provides additional selected key operational data as of:

                                                  AS OF JUNE 30,       AS OF MARCH 31,      AS OF JUNE 30,
                                                        2000                 2000                1999
                                                       ------                ----                ----

     On-Net Markets Served.......................           15                   9                  1
     Number of Switches Deployed.................           20                   9                  7
     Addressable Market (Business Lines).........   14,257,500           9,309,700          1,527,800
     Total Lines Sold............................      109,500              92,600             46,400
     Total Lines Installed.......................       85,700              71,800             32,400
     Sales Force Employees.......................          225                 176                 93
     Total Employees.............................          613                 530                261
     Average Access Line Count Per Customer......           67                  72                 61

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

       In addition to revenue generated from end-user and carrier customers, we also generate revenue from access fees charged to long distance companies for the local origination and termination of long distance calls from or to our customers. If an imbalance occurs based on inbound versus outbound local calls, we may also be owed reciprocal compensation from the incumbent local exchange telephone company ("ILEC"). We bill the access and reciprocal compensation to the long distance companies and local telephone companies on a monthly basis. Reciprocal compensation is recognized as revenue when cash is received. Reciprocal compensation and access charges are not significant components of our revenue and represented approximately 10% of the Company's first and second quarter revenues. Although we expect revenue from reciprocal compensation and access charges to increase as more customers come onto our network, we anticipate deriving the majority of our revenue from the sale of our telecommunications services to large- and medium-sized businesses.

       Since we began providing Net2000-branded telecommunications services on a resale basis as a market entry strategy and because we only provisioned our first customer on our network in May 1999, the majority of our revenue for the year ended December 31, 1999 was derived from the resale of telecommunications services. However, because we no longer use resale as a primary customer acquisition strategy, we expect this revenue to quickly diminish in the future as a percentage of revenue. Within the next 12 months, we expect to transition our existing local resale customers to our network or sell such customers to another carrier.

       The expected sale of 10,000 resale lines to AccessOne Communications has been cancelled due to AccessOne's pending acquisition by Talk.com. Net2000 had anticipated closing the transaction in the second quarter, but was unable to reach mutually agreeable terms for the sale.

       In the future, we may enter into potential strategic acquisitions which may further increase revenue.

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

       We provide data services to our customers over our own switches in 15 markets and leased fiber optic lines, and in other areas by leasing part of the data network requirements from various telecommunications companies pursuant to written agreements.

       Our pursuit of a definitive agreement with Williams Communications to lease intercity and intracity fiber optic connectivity, advanced data services and collocation services was discontinued. Instead, during the second quarter of 2000, we entered into an agreement with Level 3 Communications, Inc. to lease 7,300 miles of broadband backbone fiber facilities over a five year agreement to enhance our network and control network operating costs.

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

       To minimize our costs, we lease fiber optic lines between cities on a fixed cost basis pursuant to written agreements with the providers of fiber optic lines. These fiber optic lines interconnect our switches, enabling us to cost-effectively provide much of the data and long distance network capacity of our customers. For the needs of our customers beyond our network coverage, we purchase that capacity on a wholesale basis under our interconnection agreements with other telecommunications companies.

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

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses include our infrastructure costs, including selling and marketing costs, customer care, billing, corporate administration, personnel and network maintenance expenses. The nature of these costs have been generally consistent throughout our history; however, these costs have increased to support our growth as a telecommunications services provider. Our selling, general and administrative expenses exclude non-cash compensation expense, which is classified on our income statement as non-cash compensation expense.

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

       We have successfully achieved "electronic bonding" of T-1 circuits between our operating support systems and Bell Atlantic. As a result, the Company may achieve the following results:

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

       We have developed tailored systems and procedures for operational support and other back office systems that are required to provision and track a customer order from point of sale to the installation and testing of service. These systems are operational on a stand alone basis today and will interface automatically with trouble management, inventory, billing, collection and customer care systems by the end of the fourth quarter of 2000. In October 1999, we implemented e.mpower, our e-commerce, web-based customer interface. During the second quarter of 2000, we continued to build on the robust feature set of e.mpower by providing customers the ability to review near real-time network utilization statistics as well as further enhancements and value-added customer capabilities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999.

       TOTAL REVENUE. Total revenue increased 120% to $13.2 million for the three months ended June 30, 2000 from $6.0 million for the three months ended June 30, 1999. The increase resulted primarily from increased volume of providing telecommunications services to large and medium-sized businesses. Revenue from resale activities increased 37% to $8.2 million for the three months ended June 30, 2000 from $6.0 million for the three months ended June 30, 2000. Revenue from direct provision of telecommunications services increased to $5.0 million for the three months ended June 30, 2000 from zero for the three months ended June 30, 1999.

       OPERATING COSTS. Operating costs increased 104% to $10.2 million for the three months ended June 30, 2000, from $5.0 million for the three months ended June 30, 1999. This increase was attributable to the cost of providing the telecommunications services underlying the increased revenue from telecommunications services. Operating costs for resale activities increased 44% to $7.2 million for the three months ended June 30, 2000 from $5.0 million for the three months ended June 30, 1999. Operating costs for direct provision of telecommunications services increased to $3.0 million for the three months ended June 30, 2000 from zero for the three months ended June 30, 1999.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 111% to $19.0 million for the three months ended June 30, 2000, from $9.0 million for the three months ended June 30, 1999. This increase was primarily attributable to the increase in sales, service delivery and support associated with the increase in revenue discussed above, the launch of our telecommunications services and the hiring of key senior management and other personnel to develop and implement certain infrastructure initiatives to support our new markets.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 450% to $3.3 million for the three months ended June 30, 2000, from $0.6 million for the three months ended June 30, 1999. This increase was primarily due to depreciation of network elements and amortization of back office systems and software.

       OTHER INCOME (EXPENSES). Interest income increased 867% to $2.9 million for the three months ended June 30, 2000, from $0.3 million for the three months ended June 30, 1999. This increase was due to investment income generated from the net proceeds of the initial public offering and the Senior Discount note. Interest expense increased 550% to $1.3 million for the three months ended June 30, 2000, from $0.2 million for the three months ended June 30, 1999. The increase was due to increased levels of debt.

       NET LOSS. The net loss increased 30% to $17.9 million for the three months ended June 30, 2000, from $13.8 million for the three months ended June 30, 1999. The increase resulted primarily from the expansion of our network, the growth of our sales force, and development of our back office support systems.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

       TOTAL REVENUE. Total revenue increased 114% to $23.8 million for the six months ended June 30, 2000 from $11.1 million for the six months ended June 30, 1999. The increase resulted primarily from increased volume of providing telecommunications services to large and medium-sized businesses. Revenue from resale activities increased 48% to $16.4 million for the six months ended June 30, 2000 from $11.1 million for the six months ended June 30, 2000. Revenue from direct provision of telecommunications services increased to $7.4 million for the six months ended June 30, 2000 from zero for the six months ended June 30, 1999.

       OPERATING COSTS. Operating costs increased 99% to $18.7 million for the six months ended June 30, 2000, from $9.4 million for the six months ended June 30, 1999. This increase was attributable to the cost of providing the telecommunications services underlying the increased revenue from telecommunications services. Operating costs for resale activities increased 49% to $14.0 million for the six months ended June 30, 2000 from $9.4 million for the six months ended June 30, 1999. Operating costs for direct provision of telecommunications services increased to $4.7 million for the six months ended June 30, 2000 from zero for the six months ended June 30, 1999.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 129% to $36.0 million for the six months ended June 30, 2000, from $15.7 million for the six months ended June 30, 1999. This increase was primarily attributable to the increase in sales, service delivery and support associated with the increase in revenue discussed above, the launch of our telecommunications services and the hiring of key senior management and other personnel to develop and implement certain infrastructure initiatives to support our new markets.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 427% to $5.8 million for the six months ended June 30, 2000, from $1.1 million for the six months ended June 30, 1999. This increase was primarily due to depreciation of network elements and amortization of back office systems and software.

       OTHER INCOME (EXPENSES). Interest income increased 457% to $3.9 million for the six months ended June 30, 2000, from $0.7 million for the six months ended June 30, 1999. This increase was due to investment income generated from the net proceeds of the initial public offering and the Senior Discount note. Interest expense increased 1033% to $3.4 million for the six months ended June 30, 2000, from $0.3 million for the six months ended June 30, 1999. The increase was due to increased levels of debt.

       NET LOSS AVAILABLE TO COMMON STOCKHOLDERS. The net loss available to common stockholders increased 76% to $44.6 million for the six months ended June 30, 2000, from $25.4 million for the six months ended June 30, 1999. The increase resulted primarily from the expansion of our network, the growth of our sales force, and development of our back office support systems.

LIQUIDITY AND CAPITAL RESOURCES

       The development of our business, the deployment and start-up of switching facilities in our targeted markets and the establishment of reliable operations support systems will require significant capital to fund the following:

       -      capital expenditures,

       -      working capital needs,

       -      debt service, and

       -      the cash flow deficits generated by operating losses.

       Our principal capital expenditure requirements include:

       -      the purchase and installation of digital switches,

       - the development and licensing of operations support systems and other automated back office systems,

       - in certain cases, leasing excess fiber optic capacity where projected traffic volume growth makes it economically attractive to do so, and

       -      the consummation of potential strategic acquisitions.

       To date, we have funded our start-up expenditures through the initial public offering, the private sale of equity securities and a Senior Term Loan Facility with Nortel. We raised approximately $212.0 million from our initial public offering after the underwriters' discount and related expenses. In November 1998, May 1998 and October 1997, we raised a combined total of approximately $50.5 million through the private placement of our preferred stock. We have entered into a credit agreement with Nortel Networks whereby Nortel provided funding under a term loan arrangement in an aggregate principal amount of up to $75 million. On December 23, 1999, TD Securities (USA), Inc. and Goldman Sachs Credit Partners L.P. purchased this facility. Outstanding under the Senior Term Loan Facility as of March 31, 2000 and December 31, 1999, were $48.4 million and $41.4 million, respectively. On June 28, 2000 we completed a $200 million Senior Secured Credit Facility transaction with TD Securities
(USA), Inc., lead arranger and syndicate manager for the Company. The new $200 million Facility consists of a $100 million revolving credit facility and a $100 million delayed term loan facility. Upon closing of the transaction, $50.0 million of the new term loan facility was drawn and $49.6 million of principal, accrued interest and commitment fees outstanding on the existing $75 million Senior Term Loan Facility was repaid.

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

       Net cash used in operating activities was $27.4 million for the six months ended June 30, 2000 and $18.3 million for the six months ended June 30, 1999. The increase of $9.1 million is primarily due to an increase in operating losses, offset by an increase in non-cash reconciling items for deferred stock compensation, extraordinary debt extinguishment, depreciation and amortization, an increase in accounts payable, and a decrease in other noncurrent liabilities. Net cash used in investing activities was $125.4 million for the six months ended June 30, 2000 and $11.6 million for the six months ended June 30, 1999. The increase of $113.8 million represents an increase in purchases of investments available for sale and capital expenditures expansion into new markets as well as continued investment in our back office systems. Net cash provided by financing activities was $219.5 million for the six months ended June 30, 2000 and $13.9 million for the six months ended June 30, 1999. The increase of $205.6 million is primarily the result of net proceeds received from the Company's initial public offering.

       Many investment analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating a company. EBITDA losses increased 101% to $16.1 million for the three months ended June 30, 2000, from $8.0 million for the three months ended June 30, 1999. We expect to experience additional operating losses and negative EBITDA as a result of our development and market expansion activities.

       We expect to make significant capital outlays for the foreseeable future to continue the development activities called for in our current business plan and to fund expected operating losses. Until such time as we begin to generate positive cash flow from operations, these capital expenditures will need to be financed with additional debt and equity capital. We believe that our current resources will be sufficient to satisfy our liquidity needs for the succeeding 18 months; however, we cannot make any assurances to that effect. Thereafter, we will need substantial additional capital. If our plans or assumptions change, if our assumptions prove to be inaccurate, or if we experience unexpected costs or competitive pressures, we will be required to seek additional capital sooner than currently expected. In particular, if we elect to pursue significant additional acquisition opportunities, our cash needs may be increased substantially, both to finance any such acquisitions and to finance development efforts in new markets. We cannot assure you that our current projection of cash flow and losses from operations, which will depend upon numerous future factors and conditions and many of which are outside of our control, will be accurate. Actual results will almost certainly vary materially from our current projections. It is likely that actual costs and revenues will vary from expected amounts which will likely affect our future capital requirements. Our cost of expanding our network services and sales efforts, funding other strategic initiatives, and operating our business will depend on a variety of factors, including, among other things:

       - the number of subscribers and the services for which they subscribe,
       -      the nature and penetration of services that may be offered by us,
       -      regulatory and legislative developments, and
       - the response of our competitors to a loss of customers to us and changes in technology.

       We believe that we have substantially funded Phases I and II of our business plan with existing cash and borrowing capacity. We expect to fund the capital expenditures and operating losses associated with Phase III by raising additional capital from the equity or debt markets on an opportunistic basis. We cannot assure you that we will be able to raise additional capital on satisfactory terms or at all. If we decide to raise additional funds through the incurrence of debt, our interest obligations will increase and we may become subject to additional or more restrictive financial covenants. In the event that we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, we may be required to delay the development of our network and execution of our business plans or take other actions that could materially and adversely affect our business, operating results and financial condition.

SUBSEQUENT TRANSACTIONS

       On July 10, 2000, the Company acquired FreBon International Corporation, a privately-held provider of interactive video services. The purchase price at closing consisted of 400,000 shares of Common Stock valued at $4.8 million and cash payments totaling $9.1 million. In addition, the Company assumed debt totaling $2.8 million. Earnout provisions could provide for additional cash or stock consideration up to $15.0 million based on the achievement of certain revenue targets over the next year as defined in the purchase agreement. The transaction will be accounted for as a purchase with the majority of the purchase price being allocated to acquired intangibles.

       Prior to its acquisition by the Company, FreBon was a qualified Section 8(a) Business Development Program participant. Under this Program, which is administered by the Small Business Administration, FreBon obtained several federal government contracts that were set-aside for award only to Program participants. Although FreBon lost its Program eligibility after being acquired by the Company, the SBA's regulations permit, and the Company is seeking, formal waivers of the contract termination requirements.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations. Our exposure to financial market risk, relates primarily to our investment portfolio and outstanding debt. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. Our earnings are affected by changes in interest rates as our long term debt has variable interest rates based on either the Prime Rate or LIBOR. If interest rates for our long term debt average 10% more for the three months ended June 30, 2000 than they did as of December 31, 1999, our interest expense would increase, and loss before taxes would increase by approximately $1.3 million for the three months ended June 30, 2000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and outstanding debt balances. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       From time to time, we are a party to routine litigation and regulatory proceedings before various state commissions and the FCC in the ordinary course of business. We are not aware of any material litigation against us.

       In November, 1999, Teligent, Inc. filed an action against Clara Vista Corporation claiming that Clara Vista, who developed Teligent's "e.magine" bill presentment, web interface software application, misappropriated Teligent trade secrets and breached its agreement with Teligent when it developed our e.mpower web-based software application. While we have not been named as a party in this action, the claims raised by Teligent could have affected us because we retained Clara Vista to develop our "e.mpower" web-based software application. The parties have entered into a settlement of this matter and the terms of the settlement will have no material impact on our ability to continue to use and enhance our "e.mpower" web-based software application.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



EXHIBITS

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
10.1           Lease dated April 11, 2000, by and between Net2000 Communications
               Real Estate, Inc. and Permiter Center Investors, LLC
10.2           Lease dated May 15, 2000 by and between Net2000 Communications
               Real Estate, Inc. and Carlyle Core Chicago, LLC
10.3           Amended 1997 Stock Option Plan dated June 26, 2000
10.4           Second Amended and Restated Credit Agreement dated June 28, 2000, by and among Net2000 Communications Group, Inc., Toronto Dominion
               (Texas), Inc., and certain lenders named therein
27             Financial Data Schedule

----------------------

REPORTS ON FORM 8-K

       On July 6, 2000, the Registrant filed as an Item 5 event, the execution of a definitive agreement for the acquisition of FreBon International Corporation.

       On July 10, 2000, the Registrant filed as an Item 5 event, the closing of the acquisition of FreBon International Corporation.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 14, 2000  By:  /s/ Donald E. Clarke
                              --------------------
                         Donald E. Clarke
                         Chief Financial Officer, Executive Vice President and
                         Treasurer