Form 10-Q
period 2000-09-30
NET2000 COMMUNICATIONS INC
filed 2000-11-14
CIK 1099363

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

       (1)   Yes {X}               (2)   No { }

The number of shares outstanding of the Registrant's common stock as of October 31, 2000, was 38,433,738.

================================================================================

INDEX

                                                                                                     Page
PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 2000 (Unaudited) and December
          31, 1999.                                                                                    1

          Consolidated Statements of Operations for the Three and Nine Months Ended
          September 30, 2000 (Unaudited) and 1999                                                      2

          Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2000 (Unaudited) and 1999                                                      3

          Notes to the Unaudited Consolidated Financial Statements                                     4

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                          10

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                                   23


PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                            23

ITEM 2.   Changes in Securities and Use of Proceeds                                                    23

ITEM 3.   Defaults upon Senior Securities                                                              24

ITEM 4.   Submission of Matters to a Vote of Security Holders                                          24

ITEM 5.   Other Information                                                                            24

ITEM 6.   Exhibits and Reports on Form 8-K                                                             24

Signature                                                                                              25

PART I. -- FINANCIAL INFORMATION

                          NET2000 COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       2000             1999
                                                                                   -------------    ------------
                                                                                    (Unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents ..................................................       $  17,707        $   5,523
  Investments available for sale .............................................          48,717               --
  Restricted cash ............................................................           4,582            3,517
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $4,436 and $1,919 at
    September 30, 2000 and December 31, 1999, respectively ...................          19,281            7,595
  Other current assets .......................................................           2,697            1,528
                                                                                     ---------        ---------
Total current assets .........................................................          92,984           18,163
Property and equipment, net of accumulated
  depreciation ...............................................................         144,603           72,592
Other noncurrent assets ......................................................          24,446            3,598
Unamortized debt discount ....................................................           2,089            7,315
                                                                                     ---------        ---------
Total assets .................................................................       $ 264,122        $ 101,668
                                                                                     =========        =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ...........................................................       $   5,568        $     792
  Accrued expenses and other current liabilities .............................          34,944           21,635
                                                                                     ---------        ---------
Total current liabilities ....................................................          40,512           22,427
Related party noncurrent liabilities .........................................           7,514           26,428
Other noncurrent liabilities .................................................              --              215
Long-term debt ...............................................................          55,651           46,039
Redeemable convertible Series A, B and C preferred stock,
  $0.01 par value; 11,738,437 shares authorized, no shares
  and 11,738,437 issued and outstanding at September 30, 2000
  and December 31, 1999 respectively .........................................              --           80,940

Stockholders' equity (deficit):
  Common stock, $0.01 par value; 200,000,000 shares
    Authorized, 38,413,347, and 10,189,562 shares issued and outstanding
    September 30, 2000 and December 31, 1999, respectively ...................             384              102
Additional capital ...........................................................         321,849           16,707
Deferred stock compensation ..................................................          (7,433)          (7,002)
Accumulated deficit ..........................................................        (154,355)         (84,188)
                                                                                     ---------        ---------
         Total stockholders' equity (deficit) ................................         160,445          (74,381)
                                                                                     ---------        ---------
         Total liabilities and stockholders' equity (deficit) ................       $ 264,122        $ 101,668
                                                                                     =========        =========

See accompanying notes that are an integral part of these condensed consolidated
                             Financial Statements.

                          NET2000 COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      FOR THE THREE MONTHS           FOR THE NINE MONTHS ENDING
                                                                      ENDING SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  -----------------------------     -----------------------------
                                                                      2000             1999             2000             1999
                                                                  ------------     ------------     ------------     ------------
                                                                   (Unaudited)     (Unaudited)      (Unaudited)

Revenues ......................................................    $     16,628     $      7,582     $     40,416     $     18,670
  Operating costs and expenses:
  Operating costs .............................................          12,412            6,108           31,153           15,497
  Selling, general and administrative (exclusive of non-cash
     compensation expense shown below) ........................          23,836           10,626           58,160           26,288
  Non-cash compensation expense ...............................             572              192            2,202              232
  Depreciation and amortization ...............................           5,890            1,030           11,658            2,125
                                                                   ------------     ------------     ------------     ------------
Loss from operations ..........................................         (26,082)         (10,374)         (62,757)         (25,472)
Other income (expenses):
  Interest income .............................................           2,009              255            5,949              914
  Interest expense ............................................          (1,471)            (769)          (4,863)          (1,052)
  Settlement of supplier dispute ..............................              --            3,500               --            3,500
  Miscellaneous (expenses) income .............................             (19)              69              (14)              77
                                                                   ------------     ------------     ------------     ------------
Loss before provision for income taxes ........................         (25,563)          (7,319)         (61,685)         (22,033)
Provision for income taxes ....................................              --               --               --               --
                                                                   ------------     ------------     ------------     ------------
Loss before extraordinary item ................................         (25,563)          (7,319)         (61,685)         (22,033)
Extraordinary debt extinguishment loss ........................              --               --           (4,724)              --
                                                                   ------------     ------------     ------------     ------------
Net loss ......................................................         (25,563)          (7,319)         (66,409)         (22,033)
Preferred stock accretion .....................................              --           (5,125)          (3,759)         (15,778)
                                                                   ------------     ------------     ------------     ------------
Net loss available to common stockholders .....................    $    (25,563)    $    (12,444)    $    (70,168)    $    (37,811)
                                                                   ============     ============     ============     ============

Pro forma net loss available to common stockholders ...........                     $     (7,319)    $    (66,409)    $    (22,033)
                                                                                    ============     ============     ============
Basic and diluted loss per shares:
  Available to common stockholders before extraordinary item ..    $       (.67)    $      (1.23)    $      (2.09)    $      (3.74)
  Extraordinary loss ..........................................              --               --             (.15)              --
                                                                   ------------     ------------     ------------     ------------
  Available to common stockholders ............................    $       (.67)    $      (1.23)    $      (2.24)    $      (3.74)
                                                                   ============     ============     ============     ============
Pro forma basic and diluted loss per share:
  Available to common stockholders before extraordinary item ..                     $       (.30)    $      (1.76)    $       (.89)
  Extraordinary loss ..........................................                               --             (.14)              --
                                                                                    ------------     ------------     ------------
  Available to common stockholders ............................                     $       (.30)    $      (1.90)    $       (.89)
                                                                                    ============     ============     ============
Shares used in calculation of loss per share:
Basic and diluted .............................................      38,319,805       10,111,297       31,338,120       10,110,092
Pro forma basic and diluted ...................................                       24,784,342       34,885,449       24,783,137

See accompanying notes that are an integral part of these condensed consolidated
                             Financial Statements.

                          NET2000 COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------      ---------
                                                                 (Unaudited)
OPERATING ACTIVITIES
Net loss ....................................................     $ (66,409)     $(22,033)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization .............................        11,658         2,327
  Allowance for doubtful accounts ...........................         2,517         1,431
  Deferred stock compensation ...............................         2,202           232
  Amortization of debt discount .............................           502            --
  Extraordinary debt extinguishment loss ....................         4,724            --
  Changes in operating assets and liabilities:
     Accounts receivable ....................................       (10,428)       (3,289)
     Other current assets ...................................           173          (688)
     Other noncurrent assets ................................        (5,807)       (2,751)
     Accounts payable .......................................           516          (930)
     Accrued expenses and other current liabilities .........        11,289        10,250
     Other noncurrent liabilities ...........................          (216)           --
                                                                  ---------      --------
Net cash used in operating activities .......................       (49,279)      (15,451)

INVESTING ACTIVITIES
Acquisition of property and equipment .......................       (95,871)      (26,111)
Acquisition of Frebon .......................................        (8,292)           --
Purchase of investments available for sale ..................       (78,723)           --
Sale of investments available for sale ......................        30,006            --
Increase in restricted cash .................................        (1,065)         (739)
                                                                  ---------      --------
Net cash used in investing activities .......................      (153,945)      (26,850)

FINANCING ACTIVITIES
Proceeds from note payable ..................................        99,427            --
Repayments on note payable ..................................       (94,113)           --
Proceeds from issuance of common stock ......................       212,052            --
Proceeds from notes payable to related party ................            --        24,256
Proceeds from exercise of stock options .....................         2,235             1
Repayment of capital leases .................................        (4,193)       (2,075)
                                                                  ---------      --------
Net cash provided by financing activities ...................       215,408        22,182
Net increase (decrease) in cash .............................        12,184       (20,119)
Cash at the beginning of period .............................         5,523        33,439
                                                                  ---------      --------
Cash at the end of period ...................................     $  17,707      $ 13,320
                                                                  =========      ========

See accompanying notes that are an integral part of these condensed consolidated
                             Financial Statements.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

       Net2000 Communications, Inc. (the "Company") is a rapidly-growing, innovative provider of state-of-the-art broadband telecommunications services. As a competitive local exchange carrier ("CLEC"), the Company offers businesses located throughout the United States responsive solutions as an alternative to traditional telephone companies. The Company focuses on high-end customers, primarily large- and medium-sized businesses, and offers an integrated package of high-speed data, internet access, local and long distance, and interactive video services over a single, high capacity broadband connection.

       The Company intends to offer services in major markets throughout the United States in three phases. Our completed Phase I deployment consists of 13 switches that transfer data and long distance traffic and 5 switches that transfer voice traffic in 10 markets in the telecommunications-rich Boston to Washington, D.C. corridor. Our substantially completed Phase II deployment will establish our national presence with 10 additional data switches and 2 additional voice switches in 10 new markets and is scheduled to be completed in December 2000. Our Phase III deployment will entail adding 4 additional markets and upgrading all of our existing data switches to Internet protocol-based (IP) switches that can provide both data and voice services.

       The accompanying consolidated financial statements as of September 30, 2000, and for the three and the nine months ended September 30, 2000 and September 30, 1999, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with generally accepted accounting principles. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999, included in the Company's final prospectus, dated March 6, 2000, filed with the Securities and Exchange Commission in connection with the Company's initial public offering.

2.     INVESTMENTS AVAILABLE FOR SALE

       The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value on the balance sheets. Any unrealized gains or losses, net of taxes, are reported as a separate component of stockholders' equity, if deemed material. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in interest income. As of December 31, 1999 and September 30, 2000, there are no material unrealized gains or losses on investments.

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

                                                                      FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                      ENDING SEPTEMBER 30,                ENDING SEPTEMBER 30,
                                                                 ------------------------------      ------------------------------
                                                                     2000              1999              2000              1999
                                                                 ------------      ------------      ------------      ------------
Loss before extraordinary item ...............................   $    (25,563)     $     (7,319)     $    (61,685)     $    (22,033)
Preferred stock accretion ....................................             --            (5,125)           (3,759)          (15,778)
                                                                 ------------      ------------      ------------      ------------
Loss available to common stockholders before
  extraordinary item .........................................        (25,563)          (12,444)          (65,444)          (37,811)
Extraordinary item ...........................................             --                --            (4,724)               --
                                                                 ------------      ------------      ------------      ------------
Net loss available to common stockholders ....................   $    (25,563)     $    (12,444)     $    (70,168)     $    (37,811)
                                                                 ============      ============      ============      ============
Weighted average of common shares, denominator
  for basic loss per share ...................................     38,319,805        10,111,297        31,338,120        10,110,092
Effect of dilutive securities:
  Stock options ..............................................             --                --                --                --
  Warrants ...................................................             --                --                --                --
  Convertible stock ..........................................             --                --                --                --
                                                                 ------------      ------------      ------------      ------------
Denominator for diluted loss per share .......................     38,319,805        10,111,297        31,338,120        10,110,092
                                                                 ============
Pro forma adjustment for redeemable preferred
  stock ......................................................                       14,673,045         3,547,329        14,673,045
                                                                                   ------------      ------------      ------------
Pro forma denominator for basic and diluted loss
  per share ..................................................                       24,784,342        34,885,449        24,783,137
                                                                                   ============      ============      ============
Loss per share
  Basic and diluted before extraordinary item ................   $       (.67)     $      (1.23)     $      (2.09)     $      (3.74)
  Extraordinary loss .........................................             --                --              (.15)               --
                                                                 ------------      ------------      ------------      ------------
  Basic and diluted ..........................................   $       (.67)     $      (1.23)     $      (2.24)     $      (3.74)
                                                                 ============      ============      ============      ============

  Pro forma basic and diluted before extraordinary item ......                     $       (.30)     $      (1.76)     $       (.89)
  Extraordinary loss .........................................                               --              (.14)               --
                                                                                   ------------      ------------      ------------
  Pro forma basic and diluted ................................                     $       (.30)     $      (1.90)     $       (.89)
                                                                                   ============      ============      ============

Due to their anti-dilutive effects, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.     PROPERTY AND EQUIPMENT

       Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life ranging between three and eight years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Interest capitalized and included in the cost of switch equipment was $1,712 and $790 for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively.

       Construction in process includes equipment and other costs of switches which are not complete as of the balance sheet dates. When construction of a switch is complete, the balance of the assets are transferred to switch equipment and depreciated in accordance with the Company's policy.

       Property and equipment consist of the following:

                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                          2000             1999
                                                                                       ------------    ------------
                                                                                        (Unaudited)
       Software...............................................................         $     19,787    $     11,978
       Computer equipment.....................................................               13,860           9,005
       Office furniture and equipment.........................................                8,973           4,951
       Leasehold improvements.................................................               23,237           7,973
       Vehicles...............................................................                  358             295
       Switch equipment.......................................................               60,169          21,958
       Construction in process................................................               33,541          21,130
                                                                                       ------------    ------------
                                                                                            159,925          77,290
       Less accumulated depreciation and amortization                                       (15,322)         (4,698)
                                                                                       ------------    ------------
                                                                                       $    144,603    $     72,592
                                                                                       ============    ============

5.     DEBT

       LONG TERM DEBT

       Long-term debt consists of the following:

                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                          2000             1999
                                                                                      -------------    ------------
                                                                                       (Unaudited)
    Delayed draw term loan facility, face amount $100,000, due December 30,
    2007, effective interest rate of approximately
       12.75% .................................................................       $     50,000     $    41,390
    Notes payable to bank......................................................                229             118
    Capital lease obligations..................................................              9,457           8,554
                                                                                      -------------    ------------
       Total...................................................................             59,686          50,062
    Less current maturities....................................................             (4,035)         (4,023)
                                                                                      -------------    ------------
    Total long-term debt.......................................................       $     55,651     $    46,039
                                                                                      =============    ============

       Included in accrued expenses and other current liabilities at September 30, 2000 and December 31, 1999, is $4,035 and $4,023, respectively, currently payable under capital lease obligations and notes payable to bank.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

       SECURED CREDIT FACILITIES

       On June 29, 2000, the Company completed a $200,000 Senior Secured Credit Facility ("Facility") transaction with TD Securities (USA), Inc., lead arranger and syndicate manager for the Company. The new $200,000 Facility consists of a $100,000 revolving credit facility and a $100,000 delayed draw term loan facility, and replaces the existing $75,000 Senior Term Loan Facility. The new Facility will be used to refinance indebtedness under the existing bank credit facilities and will fund capital expenditures and working capital for general corporate purposes, including permitted investments and acquisitions. The Facility is secured by a first priority perfected security interest in all existing and future assets and all equity interests of the Company. Interest on both the revolving credit facility and the delayed draw term loan facility will accrue at ranges (Prime plus 2% to 3.25% for Prime Rate loans or Eurodollar rate plus 3% to 4.25% for Eurodollar loans) depending on certain debt to annualized EBITDA ratios as defined in the terms of the Facility agreement. Repayment of accrued interest on a Prime Rate loan is on each quarterly due date. Repayment on accrued interest on a Eurodollar loan is on the last day of the interest period and, in the case of interest period greater than three months, at three months intervals after the first day of such interest period. The revolving credit facility will be available on a revolving basis over a 7.5 year period from the closing date (Revolver Maturity date). Availability of the revolving credit facility will be permanently reduced beginning December 31, 2003, in quarterly installments over the remaining four year term as defined in the Facility agreement. On the Revolver Maturity date, the revolver commitments will reduce to zero and all principal amounts outstanding will be due and payable. The delayed draw term loan facility matures 7.5 years from the closing date (Term Loan Maturity date) and provides for one $50,000 draw at closing and availability of the remaining $50,000 through a six month period from closing. Repayment of term loans outstanding begins December 31, 2003 in quarterly installments over the remaining four-year term as defined in the Facility agreement. The Facility carries restrictive covenants that, among other things, require the Company to maintain certain operating and financial performance measures. The Company was in compliance with all such restrictive covenants as of September 30, 2000, except for the EBITDA financial performance covenant. On November 10, 2000, the Company obtained a waiver for this violation for the fiscal quarter ended September 30, 2000.

       No advances have been made to the Company through the Facility as of September 30, 2000. Upon closing, $50,000 of the new term loan facility was drawn and $49,601 of principal, accrued interest, and commitment fees outstanding on the existing $75,000 Senior Term Loan Facility was repaid. In addition, underwriting and agency fees of $3,976 for the new Facility were paid.

       The Company paid interest related to all outstanding debt of $1,471 and $769, for the three months ended September 30, 2000 and 1999, respectively, and $4,863 and $1,052 for the nine months ended September 30, 2000 and 1999, respectively.

6.     RELATED PARTY NON-CURRENT LIABILITIES

       At September 30, 2000 and December 31, 1999, the Company had outstanding purchases totaling $7,515 and $26,428, respectively, of goods and services which have been classified as a non-current liability as these purchases are subsequently financed under the Senior Secured Credit Facility.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7.     EQUITY

       EQUITY TRANSACTIONS

       During the three and nine months ended September 30, 2000, the Company's employees exercised options to purchase 109,034 and 1,601,383 shares of common stock under its 1997 and 1999 stock option plans, respectively, for aggregate proceeds of $210 and $1,421 for the three and nine months ended September 30, 2000, respectively.

       During the three and nine months ended September 30, 2000, amortization expense for stock based compensation of $572 and $2,202, respectively, relates to employees whose salaries are included in selling, general and administrative expense.

       ACQUISITION

       On July 10, 2000, the Company acquired FreBon International Corporation, a privately-held provider of interactive video services. The purchase price at closing consisted of 400,000 shares of common stock valued at $6,075 and cash payments totaling $9,050. In addition, the Company assumed debt totaling $2,800. Earnout provisions could provide for additional cash or stock consideration up to $15,000 based on the achievement of certain revenue targets over the next year as defined in the purchase agreement. The transaction was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired company have been included in the Company's consolidated financial statements since the acquisition date, with the majority of the purchase price being allocated to acquired intangibles. Goodwill and other intangibles are being amortized using the straight-line method over a period of five years.

       ACCRETION TO REDEMPTION VALUE OF SERIES A, SERIES B AND SERIES C PREFERRED STOCK

       The Company has accreted its preferred stock to its redemption value based on the fair market value of the Company using the effective interest method. The Company recorded accretion totaling $0 and $3,759 for the three and nine months ended September 30, 2000, respectively, and $5,125 and $15,778 for the three and nine months ended September 30, 1999, respectively. On March 10, 2000, all outstanding shares of preferred stock were converted into common stock at the closing of the Company's initial public offering.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8.     COMMITMENTS

       OPERATING LEASES

       The Company currently leases office space and equipment under non-cancelable operating lease agreements, with expirations through 2015. Rent expense for the three and nine months ended September 30, 2000 and 1999 was $2,354 and $6,028, respectively, and $564 and $1,419, respectively.

       The future minimum lease payments under non-cancelable operating leases at September 30, 2000 are as follows:

            FISCAL YEAR
            2000...................................................................    $      2,761
            2001...................................................................          10,729
            2002...................................................................          11,218
            2003...................................................................          11,025
            2004...................................................................          10,676
            Thereafter.............................................................          59,222
                                                                                       ------------
                      Total                                                            $    105,631
                                                                                       ============

9.     REVENUE RECOGNITION

       In December 1999, the SEC issued Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101), which must be adopted for the fourth quarter of 2000. SAB No. 101 provides guidance on revenue recognition, revenue realization and the earnings process, and requirements for deferral of incremental costs. The Company believes that SAB No. 101 will not have a material effect on the Company's financial position or result from operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       We are a rapidly-growing, innovative provider of state-of-the-art broadband telecommunications services. We offer businesses located throughout the United States responsive solutions as an alternative to traditional telephone companies. We focus on high-end customers, primarily large- and medium-sized businesses, typically business with 50 business access lines and spending $50,000 annually for Internet access, data and voice telecommunications services. Today, we offer an integrated package of high-speed data, Internet access, local and long distance, and interactive video services primarily delivered from our own network over a single, high capacity broadband connection and conveniently billed on a single invoice.

       We began operations in 1993 as a sales agent selling Verizon (formerly known as Bell Atlantic) local telephone services to businesses. Under this program, we received a one-time commission for selling complex and high-capacity telecommunications services. From 1994 through 1997, we were the largest producing Verizon sales agent based on annual sales revenue.

       We initially used the resale of telecommunications services as a market entry strategy while we began the build-out of our network. In January 1998, we began offering long distance and non-local data services on a resale basis. In June 1998, we left the Verizon sales agent program and began offering Net2000-branded local telecommunications services on a resale basis directly to large- and medium-sized businesses. We subsequently ceased acquiring new resale customers in markets where we deployed our own network. In March 1999, we deployed our first switch and began offering facilities-based telecommunications services. In March 1999, we also ceased reselling Verizon local services in all markets except New York City and Long Island, where we ceased reselling in November 1999. We no longer use local resale as a primary customer acquisition strategy, do not intend to do so in the future and plan to migrate as many of our existing resale customers as possible to our network. In limited circumstances, we use resale to satisfy customer needs for data and long distance services outside our network area or to initiate service to new customers until we migrate them onto our own network.

       We have rapidly deployed our network since commencing services. As of September 30, 2000, we have deployed a total of 25 switches in our network, including six voice switches and 19 data switches throughout the United States under Phase I and II of our network deployment schedule. Upon anticipated completion of Phase II in December 2000, we are scheduled to have deployed a total of seven voice and 23 data switches in major markets throughout the United States, thereby completing our national data backbone network. Our Phase III deployment will entail entering 4 additional markets and upgrading all of our existing data switches to Internet protocol-based (IP) switches that can provide both data and voice services. During the third quarter of 2000, we entered three new on-net markets including San Francisco, Los Angeles, and Providence.

GENERAL - RESULTS OF OPERATIONS

       We have been successful in selling services to business customers, with approximately 129,100 lines sold since beginning our Net2000-branded sales efforts in June 1998. The table below provides additional selected key operational data:

                                                                    AS OF           AS OF           AS OF
                                                                SEPTEMBER 30,      JUNE 30,       SEPTEMBER
                                                                    2000             2000         30, 1999
                                                                -------------     ----------      ---------
    On-Net Markets Served.................................                18              15              3
    Number of Switches Deployed...........................                25              20              6
    Addressable Market (Business Lines)...................        18,837,200      14,257,500      2,361,600
    Total Lines Sold......................................           129,100         109,500         60,000
    Total Lines Installed.................................           100,900          85,700         44,800
    Sales Force Employees.................................               255             225            108
    Total Employees.......................................               736             613            348
    Average Access Line Count Per Customer................                67              67             66

       We are building our network by initially deploying lower-cost data switches and leasing fiber optic lines from other carriers. As we experience increases in customer traffic in a given market, we will consider deploying voice switches and owning a portion of the fiber optic lines. By deploying this "smart-build" network strategy, we believe it offers a number of competitive advantages over the traditional build-out strategy by enabling us to:

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

       Additionally, during the third quarter of 2000, the three week strike by the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW) against Verizon Communications impacted the Company's ability to install new access lines. The Company has also experienced delays in the availability of interoffice facilities provided by Verizon and such delays have increased the time required to install new service to customers.

REVENUE

       We generate most of our revenue from the sale of local, long distance, Internet access, interactive video products and other data services to large- and medium-sized businesses. We are currently offering our full suite of services on our network in markets where we have deployed our voice and data network. In markets where we have deployed data switches, we offer data and long distance services on our network and in markets where we have not deployed either a data or voice switch, we offer data and long distance services on a resale basis to meet the needs of our customers.

       Our revenue consists of monthly recurring charges, usage charges, video equipment, and initial, non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines and collocation space. Usage charges consist of fees paid for each call made generally measured by the minute but also measured by the call. Video equipment revenue usually consists of one-time equipment sales. Non-recurring revenue is typically derived from fees charged to install new customer lines.

       In addition to revenue generated from end-user and carrier customers, we also generate revenue from access fees charged to long distance companies for the local origination and termination of long distance calls from or to our customers. If an imbalance occurs based on inbound versus outbound local calls, we may also be owed reciprocal compensation charges from the ILEC. We bill the access and reciprocal compensation charges to the long distance companies and local telephone companies on a monthly basis. Reciprocal compensation is recognized as revenue when payment is received. Reciprocal compensation and access charges are not significant components of our revenue and represented less then 13% of the Company's year to date revenues. Although we expect revenue from reciprocal compensation and access charges to increase as more customers come onto our network, we anticipate deriving the majority of our revenue from the sale of our telecommunications services to large- and medium-sized businesses.

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

       OPERATING COSTS. Our most significant expense is the cost of leasing certain elements of the full "bundle" of traditional telephone services for sale to our local service subscribers, the cost of leasing part of the data network being used by our data customers and the cost of leasing parts of the long distance network being used by our long distance service customers.

       We purchase local telephone service for our customers on a "wholesale" basis pursuant to interconnection agreements with ILECs in our targeted markets. Typically, these agreements establish the terms and conditions of the interconnection arrangements along with the cost per minute to be charged by each party for the calls that travel between each carrier's network. We also purchase local telephone service for our customers on a "retail" basis from ILECs in situations where interconnection arrangements are not in place due to network or regulatory considerations.

       We provide data services to our customers over our own switches in 18 markets and leased fiber optic lines, and in other areas by leasing part of the data network requirements from various telecommunications companies pursuant to written agreements.

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

       To minimize our costs, we lease fiber optic lines between cities on a fixed cost basis pursuant to written agreements with the providers of fiber optic lines. These fiber optic lines interconnect our switches, enabling us to cost-effectively provide much of the data and long distance network capacity of our customers. During the second quarter, we entered into an agreement with Level 3 Communications, Inc. to lease 7,300 miles of broadband backbone fiber facilities over a five-year agreement to enhance our network and control network operating costs. For the needs of our customers beyond our network coverage, we purchase capacity on a wholesale basis from other telecommunications companies.

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

       We have successfully achieved "electronic bonding" of T-1 circuits between our operating support systems and Verizon. As a result, the Company may achieve the following results:

       -      reduce errors and inefficiencies with manually processing orders;

       - significantly reduce the installation interval from order to billing;

       -      reduce customer turnover; and

       -      reduce operational expenses.

       We have deployed a state-of-the-art billing system that provides consolidated billing on a single invoice for all services we provide to our customers. Using this system we began issuing convergent invoices (invoices which consolidated local, internet access, long distance and other data services) in the 3rd quarter of 1998.

       We have developed tailored systems and procedures for operational support and other back office systems that are required to provision and track a customer order from point of sale to the installation and testing of service. These systems are operational on a stand alone basis today and will interface automatically with trouble management, inventory, billing, collection and customer care systems by the end of the second quarter of 2001. In October 1999, we implemented e.mpower, our e-commerce, web-based customer interface. During the third quarter of 2000, we continued to build on the robust feature set of e.mpower by further enhancements and value-added customer capabilities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

       TOTAL REVENUE. Total revenue increased 119% to $16.6 million for the three months ended September 30, 2000, from $7.6 million for the three months ended September 30, 1999. The increase resulted primarily from increased volume of providing telecommunications services to large and medium-sized businesses and one-time video equipment sales. Revenue from resale telecommunication activities increased 13% to $8.1 million for the three months ended September 30, 2000, from $7.2 million for the three months ended September 30, 1999. Revenue from direct provision of telecommunications services increased 1,775% to $7.5 million for the three months ended September 30, 2000, from $0.4 million for the three months ended September 30, 1999. Revenue from one-time video equipment sales increased 100% to $1.0 million for the three months ended September 30, 2000, from zero for the three months ended September 30, 1999.

       OPERATING COSTS. Operating costs increased 103% to $12.4 million for the three months ended September 30, 2000, from $6.1 million for the three months ended September 30, 1999. This increase was attributable to the cost of providing the telecommunications services underlying the increased revenue from telecommunications services and purchases of video equipment. Operating costs for resale activities increased 14% to $6.7 million for the three months ended September 30, 2000, from $5.9 million for the three months ended September 30, 1999. Operating costs for direct provision of telecommunications services increased 2,400% to $5.0 million for the three months ended September 30, 2000, from $0.2 for the three months ended September 30, 1999. Operating costs for one-time video equipment sales for the three months ended September 30, 2000 was $0.7 million.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 124% to $23.8 million for the three months ended September 30, 2000, from $10.6 million for the three months ended September 30, 1999. This increase was primarily attributable to the increase in sales, service delivery and support associated with the increase in revenue discussed above, the launch of our telecommunications services and the hiring of key senior management and other personnel to develop and implement certain infrastructure initiatives to support our new markets.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 472% to $5.9 million for the three months ended September 30, 2000, from $1.0 million for the three months ended September 30, 1999. This increase was primarily due to depreciation of network elements and amortization of back office systems and software.

       OTHER INCOME (EXPENSES). Interest income increased 688% to $2.0 million for the three months ended September 30, 2000, from $0.3 million for the three months ended September 30, 1999. This increase was due to investment income generated from the net proceeds of the initial public offering and the Senior Discount note. Interest expense increased 91% to $1.5 million for the three months ended September 30, 2000, from $0.8 million for the three months ended September 30, 1999. The increase was due to increased levels of debt.

       NET LOSS. The net loss increased 105% to $25.6 million for the three months ended September 30, 2000, from $12.4 million for the three months ended September 30, 1999. The increase resulted primarily from the expansion of our network, the growth of our sales force and support employees, and development of our back office support systems.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

       TOTAL REVENUE. Total revenue increased 116% to $40.4 million for the nine months ended September 30, 2000, from $18.7 million for the nine months ended September 30, 1999. The increase resulted primarily from increased volume of providing telecommunications services to large and medium-sized businesses and one-time video equipment sales. Revenue from resale telecommunication activities increased 34% to $24.6 million for the nine months ended September 30, 2000, from $18.3 million for the nine months ended September 30, 1999. Revenue from direct provision of telecommunications services increased 3,600% to $14.8 million for the nine months ended September 30, 2000, from $0.4 for the nine months ended September 30, 1999. Revenue from one-time video equipment sales increased 100% to $1.0 million for the nine months ended September 30, 2000, from zero for the nine months ended September 30, 1999.

       OPERATING COSTS. Operating costs increased 101% to $31.2 million for the nine months ended September 30, 2000, from $15.5 million for the nine months ended September 30, 1999. This increase was attributable to the cost of providing the telecommunications services underlying the increased revenue from telecommunications services. Operating costs for resale activities increased 36% to $20.8 million for the nine months ended September 30, 2000, from $15.3 million for the nine months ended September 30, 1999. Operating costs for direct provision of telecommunications services increased 4,750% to $9.7 million for the nine months ended September 30, 2000, from $0.2 for the nine months ended September 30, 1999. Operating costs for one-time video equipment sales for the nine months ended September 30, 2000, was $0.7 million.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 121% to $58.2 million for the nine months ended September 30, 2000, from $26.3 million for the nine months ended September 30, 1999. This increase was primarily attributable to the increase in sales, service delivery and support associated with the increase in revenue discussed above, the launch of our telecommunications services and the hiring of key senior management and other personnel to develop and implement certain infrastructure initiatives to support our new markets.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 449% to $11.7 million for the nine months ended September 30, 2000, from $2.1 million for the nine months ended September 30, 1999. This increase was primarily due to depreciation of network elements and amortization of back office systems and software.

       OTHER INCOME (EXPENSES). Interest income increased 551% to $6.0 million for the nine months ended September 30, 2000, from $0.9 million for the nine months ended September 30, 1999. This increase was due to investment income generated from the net proceeds of the initial public offering and the Senior Discount note. Interest expense increased 362% to $4.9 million for the nine months ended September 30, 2000, from $1.1 million for the nine months ended September 30, 1999. The increase was due to increased levels of debt.

       NET LOSS AVAILABLE TO COMMON STOCKHOLDERS. The net loss available to common stockholders increased 86% to $70.2 million for the nine months ended September 30, 2000, from $37.8 million for the nine months ended September 30, 1999. The increase resulted primarily from the expansion of our network, the growth of our sales force and support employees, and development of our back office support systems.

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

       To date, we have funded our expenditures through our initial public offering, the private sale of equity securities, a Senior Term Loan Facility and a Senior Secured Credit Facility. We raised approximately $212.0 million from our initial public offering after the underwriters' discount and related expenses. We have entered into a credit agreement with Nortel Networks whereby Nortel provided funding under a term loan arrangement in an aggregate principal amount of up to $75 million. On December 23, 1999, TD Securities (USA), Inc. and Goldman Sachs Credit Partners L.P. purchased this facility. Outstanding under the Senior Term Loan Facility as of March 31, 2000 and December 31, 1999, were $48.4 million and $41.4 million, respectively. On June 28, 2000, we completed a $200 million Senior Secured Credit Facility transaction with TD Securities
(USA), Inc., lead arranger and syndicate manager for the Company. This Facility consists of a $100 million revolving credit facility and a $100 million delayed term loan facility. Upon closing of the transaction, $50.0 million of the new term loan facility was drawn and $49.6 million of principal, accrued interest and commitment fees outstanding on then existing $75 million Senior Term Loan Facility was repaid.

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

       Net cash used in operating activities was $49.3 million for the nine months ended September 30, 2000 and $15.5 million for the nine months ended September 30, 1999. The increase of $33.8 million is primarily due to an increase in operating losses, offset by an increase in non-cash reconciling items for deferred stock compensation, extraordinary debt extinguishment, depreciation and amortization, an increase in accounts payable, and a decrease in other noncurrent liabilities. Net cash used in investing activities was $153.9 million for the nine months ended September 30, 2000 and $26.9 million for the nine months ended September 30, 1999. The increase of $127.0 million is due to an increase in purchases of investments available for sale, the acquisition of Frebon, and capital expenditures resulting from expansion into new markets as well as continued investment in our back office systems. Net cash provided by financing activities was $215.4 million for the nine months ended September 30, 2000 and $22.2 million for the nine months ended September 30, 1999. The increase of $193.2 million is primarily the result of net proceeds received from the Company's initial public offering.

       Many investment analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating a company. EBITDA losses excluding non-cash compensation expense and settlement of supplier dispute increased 114% to $19.6 million for the three months ended September 30, 2000, from $9.2 million for the three months ended September 30, 1999. We expect to experience additional operating losses and negative EBITDA as a result of our development and market expansion activities.

       We expect to make significant capital outlays for the foreseeable future to continue the development activities called for in our current business plan and to fund expected operating losses. Until such time as we begin to generate positive cash flow from operations, these capital expenditures will need to be financed with additional debt and equity capital. We believe that our current resources will be sufficient to satisfy our liquidity needs for the succeeding 16 months; however, we cannot make any assurances to that effect. Thereafter, we will need substantial additional capital. If our plans or assumptions change, if our assumptions prove to be inaccurate, or if we experience unexpected costs or competitive pressures, we will be required to seek additional capital sooner than currently expected. In particular, if we elect to pursue significant additional acquisition opportunities, our cash needs may be increased substantially, both to finance any such acquisitions and to finance development efforts in new markets. We cannot assure you that our current projection of cash flow and losses from operations, which will depend upon numerous future factors and conditions and many of which are outside of our control or unpredictable, will be accurate. Actual results will almost certainly vary materially from our current projections. It is likely that actual costs and revenues will vary from expected amounts which will likely affect our future capital requirements. Our cost of expanding our network services and sales efforts, funding other strategic initiatives, and operating our business will depend on a variety of factors, including, among other things:

       - the number of subscribers and the services for which they subscribe,

       -      the nature and penetration of services that may be offered by us,

       -      regulatory and legislative developments,

       - response of our competitors to a loss of customers to us and changes in technology, and

       -      the availability of network capacity from ILECs and other carries.

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

REGULATORY

GOVERNMENTAL REGULATIONS

       Our telecommunications services are subject to regulation by federal, state and local government agencies. Generally, Internet, video conferencing, and certain data services are not directly regulated, although the underlying telecommunications services may be regulated in certain instances. We hold various federal, state and local regulatory authorizations for our regulated service offerings. The FCC has jurisdiction over our facilities and services to the extent those facilities are used in the provision of interstate or international telecommunications services. State regulatory commissions also have jurisdiction over our facilities and services to the extent they are used in intrastate telecommunications services. Our network may also be subject to certain local regulations such as licensing, building codes and generally applicable public safety and welfare requirements. Many of the regulations issued by these regulatory bodies may change and are the subject of various judicial proceedings, legislative hearings and administrative proposals. We cannot predict what impact, if any, these proceedings or changes will have on our business or results of operations.

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

THE TELECOMMUNICATIONS ACT OF 1996

       The Telecommunications Act of 1996 ("Telecommunications Act") was designed to increase competition in the long distance and local telecommunications industries. The Telecommunications Act imposes a variety of duties on incumbent local exchange telephone carriers (ILECs) to facilitate competition in the provision of local telecommunications and access services. Like all local telecommunications carriers, where we provide local telephone services, we are required to provide network interconnection, reciprocal compensation, resale, number portability, and access to rights-of-way. ILECs, such as the Regional Bell Operating Companies ("RBOCs"), are subject to requirements in addition to these, including the duty to: undertake additional obligations applicable to the interconnection of their networks; permit collocation of competitors' equipment at their central offices; provide access to individual network elements, including network facilities, features and capabilities, on non-discriminatory and cost-based terms; and offer their retail services for resale at wholesale rates.

       The Telecommunications Act also eliminates certain pre-existing prohibitions on the provision of traditional long distance services by the RBOCs on a phased-in basis. RBOCs currently are permitted to provide long distance service outside those states in which they provide local telecommunications service. RBOCs will be permitted to provide traditional long distance service within the regions in which they also provide local telecommunications service upon demonstrating to the FCC that they have complied with a statutory checklist of requirements intended to open local telephone markets to competition. To date, only Verizon and SBC Communications ("SBC") have been granted approval to provide long distance services in their local telephone service regions and that is restricted to long distance calls originating in New York for Verizon and Texas for SBC. Verizon and other RBOCs have initiated similar proceedings to obtain in region long distance service authority in other states, including Massachusetts. Entry of Verizon, SBC, and other RBOCs into the long distance business could further increase competition to our services and may have a material adverse effect on us.

       When the FCC permits the RBOCs to provide traditional long distance service in their local telephone service regions, they will be able to offer integrated local and long distance services and may enjoy a significant competitive advantage. However, the Telecommunications Act imposes restrictions on the RBOCs after they are permitted to enter the long distance services market in their local service regions. Additional the FCC has imposed conditions on its approval of the Verizon and SBC applications for authority to provide long distance services in New York and Texas, respectively, that are intended to prevent anti-competitive behavior. The FCC has imposed similar conditions on its approval of various mergers involving RBOCs, and we expect the FCC to continue such oversight of RBOCs seeking to enter the long distance market in their operating regions.

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

       Although most of the FCC's interconnection rules were upheld by the Supreme Court, the Court found that the FCC had not adequately considered certain statutory criteria for requiring ILECs to make unbundled network elements available to competitive telecommunications providers. The FCC then conducted new proceedings to reexamine which unbundled network elements ILECs must provide. On November 5, 1999, the FCC released an order in which it required that ILECs make available most, but not all, of the network elements specified in its initial order, as well as certain new network elements not included on the original list. The FCC also clarified the obligation of ILECs to provide certain combinations of network elements. Specifically, the FCC determined that ILECs may not separate network elements that are currently combined and purchased through special access tariffs. These special access circuits can now be converted to combinations of unbundled loop and transport elements, also known as enhanced extended links or EEL, subject to cost-based pricing. Various parties have sought reconsideration and appeal of the FCC's order. We are unable to predict the outcome of such reconsideration and appellate proceedings.

       In March 1999, the FCC adopted a further order strengthening the rights of CLECs to obtain physical collocation for purposes of interconnecting with ILEC networks. The order also requires ILECs to permit CLECs to collocate equipment used for interconnection and/or access to unbundled network elements even if such equipment includes certain switching or enhanced services functions. Additionally, the FCC adopted rules designed to limit ILECs' ability to deny CLECs the ability to deploy transmission hardware in collocation space by purporting that the equipment will cause electrical interference with other wires, and it proposed rules making these requirements more specific. In the recent proceeding addressing unbundled network elements, however, the FCC declined to require ILECs to provide CLECs with unbundled access to data switching services, except in limited circumstances. The FCC's decisions on these matters are currently subject or expected to be subject to judicial review. On March 17, 2000, the United

States Court of Appeals for the District of Columbia Circuit reversed significant portions of the FCC's collocation order and rules, and remanded the issue to the FCC for further proceedings. Among other things, the appeals court decision seemingly overturns the FCC's decision to require ILECs to permit competitors to collocate certain equipment that has enhanced services functionality and allow collocating carriers to construct cross-connect facilities between collocated equipment. We are unable to predict the ultimate outcome or impact of these proceedings.

       In October 2000, the FCC adopted rules to enhance the ability of CLECs to provide services in commercial buildings or other multiple tenant environments. Among other things, the FCC prohibited telecommunications carriers from entering into exclusive contracts with commercial building owners and also required ILECs to open up their equipment and wiring in buildings to use by CLECs.

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

       In addition, in various contexts, certain ILECs have asked the FCC to rule that certain calls made over the Internet are subject to regulation as telecommunications services including the assessment of interstate switched access charges and universal service fund assessments. Although the FCC has suggested that Internet-based telephone-to-telephone calls may be considered telecommunications services, it has not reached a final decision on that issue. The FCC recently initiated an inquiry on issues surrounding high-speed Internet access over cable modems, including the appropriate regulatory classification of such services.

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

DETARIFFING

       In November 1996, the FCC issued an order that required non-dominant, long distance carriers, like us, to cease filing tariffs for domestic, long distance services. Tariffing is a traditional requirement of telephone companies whereby such companies publish for public inspection at state and federal regulatory agencies all terms, conditions, pricing, and available services governing the sale of all such services to the public. The FCC's order established a nine-month transition period to allow carriers sufficient time to adjust for detariffing. The U.S. Court of Appeals for the District of Columbia Circuit subsequently stayed the detariffing order, pending its decision on challenges to the FCC's order by several long distance companies. In June 1997, the FCC issued another order stating that non-dominant local services providers may withdraw their tariffs for interstate access services provided to long distance carriers. In March 1999, the FCC adopted further rules that, while still maintaining mandatory detariffing, required long distance carriers to make specific public disclosures on the services providers' Internet websites of their rates, terms and conditions for domestic interstate services. The effective date of these rules was also delayed until the appeals court rendered a decision on the appeal of the FCC's detariffing order. In April 2000, the appeals court affirmed the FCC's mandatory detariffing order in its entirety. Consequently, the FCC implemented a transition period to allow carriers to withdraw federal tariffs and move to contractual relationships with their customers. Carriers must complete the process of detariffing domestic commercial services by January 31, 2001 and must detariff consumer services by April 30, 2001. Long distance carriers will be required to comply with the new public information requirements imposed by the FCC in lieu of tariff filings. In the absence of tariffs, non-dominant, interstate services providers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their domestic, interstate services, and will have to rely more heavily on individually negotiated agreements with end-users. The FCC has also proposed to eliminate tariffing requirements for international long distance carriers.

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

       In late 1998 and early 1999, the FCC determined that both dedicated access and dial-up calls from a customer to an Internet service provider are primarily interstate in nature and, therefore, subject to the FCC's jurisdiction. The FCC initiated a proceeding to determine what effect this regulatory classification will have on the obligation of a service provider to pay reciprocal compensation for dial-up calls to Internet service providers and other customers that originate on one local service provider's network and terminate on another local service provider's network. The FCC also permitted existing reciprocal compensation arrangements between service providers, as set forth in interconnection agreements and approved by state regulatory commissions, to remain intact. The FCC currently is determining whether a new compensation mechanism should be implemented. The FCC Chairman announced that the FCC intends to implement "bill and keep" for reciprocal compensation by the end of the year. A decision which invalidates current reciprocal compensation arrangements could result in the reduction, or elimination, of revenue we receive from reciprocal compensation payments for traffic terminated over our network to Internet service providers and other customers. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC's determination that dial-up calls to Internet service providers are not "local" calls for purposes of charging reciprocal compensation, and remanded the matter to the FCC for further consideration.

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

       We are authorized to provide intrastate long distance services in every state except Alaska and are in the process of obtaining intrastate long distance authority in that state. We have authority to provide competitive local telecommunications services in California, Connecticut, Delaware, the District of Columbia, Florida, Georgia, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Texas, Virginia and West Virginia. We have also applied to obtain authority to provide competitive local telecommunications services in Maine.

LOCAL INTERCONNECTION

       The Telecommunications Act imposes a duty upon all ILECs to negotiate in good faith with potential competitive telecommunications providers to provide interconnection to their networks, exchange local traffic, make unbundled network elements available and permit resale of most local telephone services. If negotiations do not succeed, we have a right to seek arbitration with the state regulatory authority of any unresolved issues. Arbitration decisions involving interconnection arrangements in several states have been challenged and appealed to federal courts. We have entered into interconnection agreements with Verizon in Delaware, the District of Columbia, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and West Virginia, with BellSouth in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, and Tennessee, with Ameritech in Illinois, and with SBC in Texas. We have begun to negotiate similar agreements in the other states where we are authorized to provide competitive local telecommunications services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations. Our exposure to financial market risk, relates primarily to our investment portfolio and outstanding debt. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. Our earnings are affected by changes in interest rates as our long term debt has variable interest rates based on either the Prime Rate or LIBOR. If interest rates for our long term debt for the three months ended September 30, 2000 average 10% more than they did as of December 31, 1999, our interest expense would increase, and loss before taxes would increase by approximately $1.3 million for the three months ended September 30, 2000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and outstanding debt balances. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       From time to time, we are a party to routine litigation and regulatory proceedings before various state commissions and the FCC in the ordinary course of business. We are not aware of any material litigation against us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

REPORT OF OFFERING OF SECURITIES AND USE OF PROCEEDS THEREFROM

       In March 2000, we commenced and completed a firm commitment underwritten initial public offering of 11,500,000 shares of our common stock at a price of $20.00 per share, with net proceeds of $212 million. We used $49.6 million of the proceeds to repay the outstanding principal and interest on our Nortel facility, $11.9 million in acquiring FreBon International Corporation ("FreBon"), including the repayment of $2.8 million of debt that we assumed, and approximately $83.2 million in our normal operations. As of September 30, 2000, we had invested the remaining net proceeds of the initial public offering in short term investments with durations less than one year. This use of proceeds from the offering does not represent a material change in the use of proceeds described in the Registration Statement. Other than for the repayment of our Nortel facility and payment of compensation to officers in the ordinary course of business, none of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

       On July 10, 2000, we acquired FreBon, a privately-held provider of interactive video services. The purchase price at closing consisted of 400,000 shares of common stock valued at $6.8 million and cash payments totaling $9.1 million. In addition, we assumed debt totaling $2.8 million. The shares of common stock were issued in a transaction exempt from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering. The sale of securities was made without the use of an underwriter and the certificates evidencing the shares bear a restrictive legend permitting the transfer thereof only by means of a registration of an exemption under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       The Senior Secured Credit Facility carries restrictive covenants that, among other things, require the Company to maintain certain operating and financial performance measures. We were in compliance with all such restrictive covenants as of September 30, 2000, except for the EBITDA financial performance covenant. On November 10, 2000, we obtained a waiver for this violation for the fiscal quarter ended September 30, 2000

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5. OTHER INFORMATION

       Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT NO.                                  DESCRIPTION
-----------          -----------------------------------------------------------
27                   Financial Data Schedule

REPORTS ON FORM 8-K

       On July 7, 2000, the Registrant filed as an Item 5 event, the execution of a definitive agreement for the acquisition of FreBon International Corporation ("Frebon").

       On July 10, 2000, the Registrant filed as an Item 5 event, the closing of the acquisition of FreBon.

       On September 20, 2000, the Registrant filed as an Item 5 event, an amended 8-K/A to the previously filed 8-K dated July 10, 2000, relating to the Company's acquisition of Frebon.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:      November 14, 2000            By:  /s/ Donald E. Clarke
                                             --------------------
                                        Donald E. Clarke
                                        Chief Financial Officer, Executive Vice
                                        President and Treasurer