Form 10-K
period 2000-12-31
NET2000 COMMUNICATIONS INC
filed 2001-04-13
CIK 1099363

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K


(MARK ONE)
           X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -------       SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -------       SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM __________ TO __________


                        COMMISSION FILE NUMBER: 000-29515



                          NET2000 COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                       51-0384995
        (State or Other Jurisdiction of                          (IRS Employer
        Incorporation or Organization)                        Identification No.)

              2180 FOX MILL ROAD                                     20171
               HERNDON, VIRGINIA                                  (Zip Code)
    (Address of Principal Executive Office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 654-2000

        SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

       SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:


                             COMMON STOCK, PAR VALUE
                                 $0.01 PER SHARE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

        Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with Securities Exchange Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2001 was approximately $87,363,016.

        The number of shares outstanding of the Registrant's Common Stock, as of March 15, 2001, was 38,828,007 shares of Common Stock.

                                TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----
Part I

Item 1 - Business                                                                                           5
Item 2 - Properties                                                                                         18
Item 3 - Legal Proceedings                                                                                  18
Item 4 - Submission of Matter to a Vote of Security Holders                                                 18

Part II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters                              19
Item 6 - Selected Financial Data                                                                            20
Item 7 - Management's Discussion and Analysis of Financial Condition and Result of Operations               21
Item 7A - Quantitative and Qualitative Disclosures about Market Risk                                        40
Item 8 - Financial Statements and  Supplementary Data                                                       40
Item 9 - Changes and Disagreement with Accountants on Accounting and Financial Disclosure                   40

Part III

Item 10 - Directors and Executive Officers of the Registrant                                                41
Item 11 - Executive Compensation                                                                            41
Item 12 - Security Ownership of Certain Beneficial Owners and Management                                    41
Item 13 - Certain Relationships and Related Transactions                                                    41

Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  42



                           FORWARD-LOOKING STATEMENTS

        IN ADDITION TO HISTORICAL INFORMATION, OUR ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q FILED BY THE COMPANY IN 2000. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

        We are a rapidly growing, innovative provider of state-of-the-art broadband telecommunications services. As a competitive telecommunications services provider, we offer businesses located throughout the mid-Atlantic and northeastern regions of the United States cutting-edge, responsive solutions as an alternative to the traditional telephone companies. Today, we offer an integrated package of high-speed data services, video services, Internet services, local telephone services and long distance services, primarily delivered from our own network over a single broadband connection and conveniently billed on a single invoice. Since the introduction of our Net2000-branded services in July 1998, we have successfully acquired over 2,200 new business customers, representing approximately 150,000 access lines.

BUSINESS STRATEGY

        We strive to be the provider of choice of integrated business telecommunications services in our target markets. We believe that our seven-year operating history, existing customer base and substantial experience will enable us to implement effectively our growth strategy. The key elements of our strategy include the following:

        TARGET HIGH-END TELECOMMUNICATIONS USERS

                Over the last seven years, we have sold local telephone data and voice services to high-end businesses. Our average customer has over 67 access lines, having bandwidth provided by three high-capacity digital transmission lines known as T-1 lines. More than 85% of our customers purchase multiple services from us.

        ACQUIRE CUSTOMERS BY USING OUR PROVEN SALES AND MARKETING TECHNIQUES

        o UTILIZE OUR EXPERIENCED SALES STAFF TO ACQUIRE NEW CUSTOMERS AND TO EXPAND EXISTING CUSTOMER RELATIONSHIPS. Since 1993, we have utilized a highly consultative sales approach whereby experienced sales executives work with new and existing customers to analyze their needs. This personalized approach enables us to optimally configure each customer's services and deliver superior customer care. Using this approach, we have established close relationships with over 4,300 businesses. We served as the Bell Atlantic sales agent to approximately 2,200 of these businesses prior to the introduction of our Net2000 branded services in July 1998

        o OFFER BUNDLED SERVICES ON A SINGLE INVOICE. We are one of the first companies in the industry to offer a bundled package of high-speed data services, video services, Internet services, local telephone services and long distance services, through a single broadband connection that is conveniently billed on a single invoice. We believe that our ability to offer this enhanced package will continue to provide us with a strategic advantage in the marketplace.

        USE TECHNOLOGY, INCLUDING WEB-BASED SOLUTIONS, AND STATE-OF-THE-ART BACK OFFICE SYSTEMS TO DELIVER SUPERIOR CUSTOMER CARE

        o INCREASE CUSTOMER SATISFACTION AND LOYALTY THROUGH OUR PROPRIETARY WEB-ENABLED SELF-CARE SYSTEM. Our proprietary, web-based customer interface, Xceterasm uses to our advantage the power of the Internet by providing our customers with an e-commerce tool to manage and procure their telecommunications services. We believe we are revolutionizing our customers' buying experiences by providing them direct access to information regarding network performance, ordering services, capacity use on the network, billing data and management reports. Currently, Xcetera affords our customers 24 hours per day, seven days per week access to order services, report troubles, initiate and view the status of trouble tickets, analyze invoice data and access network utilization statistics, which are updated every 15 minutes.

        o UTILIZE STATE-OF-THE-ART, READILY EXPANDABLE INFORMATION SYSTEMS. Our operational support systems consist of software applications from ADC Telecommunications, Inc. (formerly Saville Systems PLC), Metasolv Software, Inc., Siebel Systems, Inc., Wisor Telecom Corporation and DSET Corporation. These systems will enable us to reduce costs and shorten the interval between a customer's order and service installation by eliminating repeated manual data entry.

        o CONTINUE TO FOCUS ON EXCELLENCE IN CUSTOMER CARE TO MAINTAIN HIGH CUSTOMER RETENTION RATE. Our heritage and focus as a sales, marketing and customer care company have generated customer loyalty and a customer retention rate of approximately 94% annually for all of our customers, including our resale customers and customers connected to our network.

        CONTINUE BUILD-OUT OF OUR DATA-FOCUSED NETWORK TO MAXIMIZE SPEED TO MARKET AND MINIMIZE INVESTMENT RISK

        o DEPLOY INNOVATIVE, SMART-BUILD NETWORK. Our approach is to deploy and own the key elements of our network necessary to establish customer loyalty, including proprietary back office systems and data and voice switches that can be modified for the service provided. We lease fiber optic lines to interconnect our switches. This strategy greatly mitigates capital risk and allows us to take advantage of declining costs of network elements and new technologies.

                Our smart-build strategy differs from those of other competitive telecommunications service providers in several ways because we:

                o LEAD WITH DATA. We initiate service in new markets by first deploying lower-cost data switches. This better positions us to address the complex data needs of larger business customers and generates traffic on our national network in targeted markets before investing significant capital in multi-service communications equipment capable of supporting data, voice and multi-media services;

                o BACK-FILL WITH VOICE. When data traffic and customer concentration reach an optimal level, we install multi-service communications equipment in an incremental fashion to meet our customers' growing needs;

                o MINIMIZE COLLOCATION WITH TRADITIONAL TELEPHONE COMPANIES. Unlike other competitive telecommunications service providers, we do not presently collocate our network equipment in the traditional telephone company central offices. This allows us to open new markets faster and have greater control over service quality and lower capital expenditures.

                o ENHANCE MARGINS UTILIZING EELS SPECIAL ACCESS CIRCUITS. We believe that we can use to our advantage cost-based enhanced extended links ("EELs") to reduce our costs by converting a significant number of retail-priced special access circuits.

                o CONTINUE TO INSTALL STATE-OF-THE-ART NETWORK. Our Nortel-based flexible network design supports state-of-the-art, broadband data and voice telecommunications services, and is designed to support evolving data technologies with minimal additional capital expenditures; and

                o OPTIMIZE CUSTOMER CONNECTIONS TO INCREASE MARGINS. By utilizing newly developed equipment, we can place more services on the same high capacity telecommunications lines at our average customer site, thereby allowing us to generate more revenue without increasing our operating costs.

        BUILD ON THE EXPERIENCE OF OUR PROVEN MANAGEMENT TEAM

        Our proven senior management team has an average of 21 years of telecommunications experience with industry leading corporations. This experience has been a major factor in our success to date and will continue to play a key role in the execution of our strategy.

MARKET OPPORTUNITY

        We believe that the Telecommunications Act of 1996 ("Telecommunication Act") and certain state regulatory initiatives provide substantial opportunities in the telecommunications marketplace by opening local markets to competition and requiring the traditional telephone companies to provide increased access to and interconnection with their networks for exchanging data and voice traffic. In addition, we believe that accelerated growth rates in local traffic related to increased demand for Internet access, interoffice communications and other data service applications and the desire for "one-stop shopping" by business customers presents an attractive opportunity for new entrants to achieve product differentiation and significant penetration into this very large, established market.

        JP Morgan Securities, Inc., a leading investment research firm, predicts that, over the next five years, total telecommunications services revenues will grow from $273 billion in 2000 to $422 billion in 2005, representing a compound annual growth rate of over 9%. Internet and data revenue, however, are expected to drive growth, increasing at a 22.8% compounded annual rate. High-speed data services and Internet connectivity have become important to businesses due to the dramatic increase in Internet usage and the proliferation of personal computer and IP-based applications such as video conferencing and streaming media.

        The Federal Communications Commission (FCC) reported that telecommunications carriers competing with traditional telephone companies have experienced a growing acceptance of their services. These competitors nearly doubled their local telephone service revenue from $3.5 billion in 1998 to $6.3 billion in 1999, increasing their share of nationwide local service revenues from 3.5% in 1998 to 5.8% in 1999. Market penetration by Competitive Local Exchange Carriers (CLECs) has been even more pronounced among business customers. As of June 30, 2000, CLECs provided 8.1 million (or 17.5%) of the
46.5 million nationwide medium and large business customer access lines in service, compared to 4.9 million lines (or 11.5%) at the end of 1999. This represents an increase of 65% in the first six months of 2000, the most recent FCC reporting period.

        We believe we are well positioned to capitalize on the overall growth of the telecommunications industry and the competitive opportunity to accumulate market share. As of December 31, 2000, our 21 markets represented a region with more than 20 million business access lines. This equates to over 40% of total United States business lines according to TeleCon, LLC, an independent telecommunications research firm.

              MARKET                                      BUSINESS ACCESS LINES
              ------                                      ---------------------
                 Washington, DC                                       1,527,799
                 Baltimore, MD                                          585,289
                 Richmond, VA                                           248,548
                 Norfolk, VA                                            344,960
                 New York, NY                                         2,289,680
                 Boston, MA                                           1,440,942
                 Williamsburg, VA                                        16,247
                 Long Island, NY                                        759,989
                 Newark, NJ                                             931,929
                 Philadelphia, PA                                     1,180,532
                 Atlanta, GA                                            875,543
                 Dallas/Fort Worth, TX                                1,054,348
                 Chicago, IL                                          2,191,806
                 Tampa, FL                                              297,600

                 Orlando, FL                                            446,400
                 San Francisco, CA                                    1,169,218
                 Los Angeles, CA                                      3,179,616
                 Providence, RI                                         230,876
                 Denver, CO                                             480,972
                 Miami, FL                                              453,323
                 San Jose, CA                                           564,285

SERVICES

        We have designed our service offerings to meet the specific needs of business customers in our target markets. Our integrated network access service allows customers to combine data, video, private line, Internet access, and local and long distance services on the same high capacity network access circuit, thereby reducing the cost of these services. Unlike many telecommunications services providers, we can offer all Net2000 services to our customers using the same broadband network connection. We offer a comprehensive selection of data and voice services including:

        o       high-speed data communications;

        o       voice;

        o       video;

        o       domestic and international long distance; and

        o       Internet access.

        All of these services are supported by Xcetera, our innovative web-based customer care application. We also provide billing for all of these services on a single invoice.

        Our products and services include:

        DATA COMMUNICATIONS SERVICES

        o WIDE AREA NETWORK INTERCONNECTION. We provide businesses with high-speed data connectivity between locations throughout the United States. These connections are typically over high capacity telecommunications lines and use advanced data services, or asynchronous transfer mode connections. Asynchronous transfer mode is a high-speed technology that collapses voice, video and data onto the same network. Asynchronous transfer mode uses switches to establish an end-to-end connection which allows complete control of the quality of service provided. We currently provide this connectivity over our own national advanced data services backbone national, and utilize our interconnection with other carriers to provide services throughout other areas of the United States were we have not deployed network infrastructure. In addition, Internet and other enhanced service providers are collocating equipment in our switching centers, thereby allowing them to utilize our backbone wide area network connections between major cities.

        o VIDEO. We provide interactive video services and rich media applications to customers throughout the United States, which enables them to visually communicate with one another.

        o FRAME RELAY. We offer another variety of high-speed advanced data services known as frame relay to customers throughout the United States. We provide this service today over our twenty-one data switches and network-to-network interconnections with other national carriers.

        o PRIVATE LINE SERVICE. Our private line service provides digital connectivity between customer locations for data or voice traffic. We offer both local private line services for connecting offices within a metropolitan area and long distance private line services for connecting offices beyond geographic boundaries established by regulatory bodies.

        o HIGH-SPEED INTERNET ACCESS. We provide customers with a variety of Internet access offerings. Our Internet access services range from very high bandwidth connections to lower speed, dedicated 128 kilobits per second and advanced data services connections. For customers that subscribe to more than one service, we provide high-speed Internet access coupled with any of our other services over a single broadband facility.

        o ENHANCED INTERNET ACCESS SERVICES. Our enhanced Internet access services provide full-time connections to the Internet as well as several other associated services. Customers can utilize this access in combination with customer-owned equipment and software to establish a presence on the web or to provide e-commerce services. Enhanced Internet access services include obtaining IP addresses, registration of company domain names (i.e., companyname.com) with the appropriate organization, and domain name services which translate Internet addresses to facilitate routing across the Internet. Our web based e-mail services provide the customer with electronic mail using a web browser.

        VOICE SERVICES

        LOCAL TELEPHONE SERVICES. We provide customers with a variety of local telecommunications services designed to meet their specific needs.

        o CONNECTION PRODUCTS. We offer the same traditional and enhanced local telecommunications services offerings as the traditional telephone companies. These services include:

                o traditional business lines (private branch exchange, or PBX, interconnection trunks);

                o       direct inward and outward dial trunks; and

                o       analog and digital access.

        In contrast to the traditional telephone companies, we offer a simplified equipment interface which saves customers money and provides a user-friendly billing format. With the recent advent of local number portability, customers can choose to keep their existing telephone numbers. We have found local number portability to be an increasingly useful tool to capture existing business from our primary competitors, the traditional telephone companies.

        o ENHANCED SERVICE FEATURES. Through our advanced data and voice switches that can be modified for the services provided, we offer and support over 100 features to enhance customers' telecommunications usage with features such as call forwarding, call transferring, caller ID, call waiting, three-way calling and call holding. We also offer operator services, directory assistance and 911 emergency service capability.

        LONG DISTANCE SERVICES. We provide a comprehensive line of domestic and international long distance services. We offer all customers connected to our network, low-cost dedicated access rates irrespective of calling volume. This allows customers to further optimize their network access and equipment configuration by minimizing the need for special access or overflow lines.

        o INBOUND SERVICES. We are able to provide 800/888 toll free services in all 50 states, Canada and the surrounding territories.

        o OUTBOUND SERVICES. We offer a number of long distance service packages created to meet the needs of our customers based on volume and calling patterns including 1+ outbound calling. Our account codes feature, whereby a customer enters an account code on the telephone keypad, allows us to provide a monthly invoice showing outbound usage by account code. Customers typically use account codes to itemize call activity based on department, client, business unit or individual.

        o OPERATOR SERVICES. Our customers have access to operator services for assistance in placing calls.

        o CALLING CARDS. We offer calling cards to make calls while traveling in the United States and selected international locations.

        COLLOCATION, REMOTE ACCESS AND OTHER CARRIER SERVICES

        We offer collocation services to Internet service providers and other carriers. Our Internet service provider customers are able to establish local numbers to dial into any city on our backbone network, without incurring the expense of building their own network facilities in each city. Further, collocation allows Internet service providers and other carriers to quickly install and provide an immediate low-cost, highly reliable connection to the full suite of our services and advanced data services backbone.

SALES AND CUSTOMER CARE

        We market our services by providing each customer with a responsive, highly trained face-to-face executive sales team supported by customer care managers. These teams provide customized solutions and a point-of-contact for each of our customers. We believe that this personalized, attentive approach to sales and service facilitates incremental sales of new services to existing customers, while maximizing customer retention.

        SALES -- DIRECT SALES

        We currently market our telecommunications services through our rapidly growing direct sales force as well as through sales agents. As of December 31, 2000, our sales force consisted of 331 people, excluding contractual relationships with forty-one sales agents. Our sales executives are located in sales offices servicing eleven markets, including metropolitan Washington, D.C., New York City, Long Island, Boston, Providence, Baltimore, Richmond, Norfolk, Northern New Jersey, Philadelphia, and Atlanta. Over the next 12 months, we plan to grow our sales staff in existing markets. We supplement our sales efforts through:

        o       trade shows;

        o       seminars;

        o       outsourced telemarketing for lead generation;

        o       direct mail campaigns;

        o       regional advertising; and

        o       utilization of database tools, such as mining.

        We believe that our target market, large- and medium-sized businesses, are largely undeserved by traditional telephone companies and have needs that are too complex for other competitive telecommunications services providers to serve. In order to achieve our goal of sales excellence, we employ four key strategies:

        o       selectively recruit experienced sales personnel;

        o       provide extensive and continuous training;

        o       segment our sales teams based on experience; and

        o       offer a full portfolio of competitively priced services.

        Our sales executives are classified based on their typical experience and track record of success:

        ACCOUNT MANAGERS. Our account managers are proven professionals with two or more years of general sales experience.

        SENIOR ACCOUNT MANAGERS. Our senior account managers have four or more years of proven sales experience, including experience in the telecommunications industry.

        MAJOR ACCOUNT MANAGERS. Our major account managers are our most senior sales executives, having five to seven years of telecommunications sales experience.

        VISUAL NETWORK GROUP. Our visual network group sales force is designed as an overlay application sales organization specifically focusing on integrated video sales.

        In addition to our new customer acquisition sales force, we utilize a client solutions group and a wholesale sales organization.

        CLIENT SOLUTIONS GROUP. Our client solutions group focuses on retaining and selling additional services to existing customers. New customers are generally transitioned to this group 120 days after service is installed. In addition, the client solutions group is responsible for converting to our network our resale customers and those businesses with which we had relationships during our tenure as a Verizon (formerly known as Bell Atlantic) sales agent.

        WHOLESALE SALES. Our wholesale sales organization focuses on selling telecommunications services, collocation, and other tailored solutions to carrier Internet service providers and other high capacity consumers.

        All of these sales organizations are supported by support organizations and marketing organizations which provide customer prospect management, customer sales record extraction and analysis, pricing and proposal generation.

        Our sales executives meet with prospective customers to gain a thorough understanding of their business and telecommunications requirements. Sales executives then submit a professional, highly customized and comprehensive proposal that outlines several alternatives for operational enhancements and cost savings based on an integrated bundle of services.

        To attract and motivate sales professionals, we generally provide a comprehensive compensation package which includes a competitive base salary, stock options and a non-capped commission plan based on sales results. The commission structure targets approximately 60% of a sales executive's compensation to be derived from new and incremental revenue generation.

        In 2000, direct sales accounted for 95% of our revenue and we estimate more than 90% of our revenue in 2001 will be generated through direct sales.

        SALES - INDIRECT SALES

        In addition to our direct sales team, we utilize sales agents who sell our services and typically focus on specific niche markets or industries, augmenting our direct sales initiatives. Customers acquired through agents are serviced by our customer care representatives, are invoiced by us and have the same post sale direct relationship with us as any of our other customers.

        CUSTOMER CARE

        Given our heritage is as a sales, marketing and customer care company, we pride ourselves on providing the best possible customer care in the industry. To this end, we provide an installation manager to manage and oversee the implementation of the customer's telecommunications services. The customer care center is the primary point of contact for the customer after the installation is complete. The customer care effort is complemented by our 24 hour per day, seven day per week customer response center.

        We are investing in a sophisticated customer relationship management, or CRM, system that is integrated with an automated call distribution, or ACD, platform. This system identifies the incoming phone number and matches it with the customer's name and account information including reported troubles and services installed along with other key account information. The call is directed along with all customer information to our customer response center, and the call treatment is transparent to the customer.

        We believe that knowledgeable and well-trained employees are necessary to provide the proper level of customer care to our large target customers. As a result, all customer care managers, installation managers, installation personnel, customer response center representatives and field installation technicians receive continuous training, including rigorous technical, customer care and corporate culture training. Extensive case studies, role playing and immediate peer and instructor feedback during the training program give our employees the knowledge and confidence to provide comprehensive support to customers on the full range of Net2000 services. All training is developed and conducted in-house by full-time "faculty" at "Net2000 University." We believe our training programs provide us with a key strategic advantage.

        Each customer care team is carefully selected and closely managed to ensure that a broad range of technical and support experience is available to address customer requests or concerns. Sales executives work closely with customer care and installation professionals to provide responsive service and support for customers.

        Our customer response center operates 24 hours per day, seven days per week from our operations center in Herndon, Virginia. Our network operations center, located adjacent to our customer care personnel, houses technical staff who monitor our network and switches. We have invested in a sophisticated network diagnostic software application called Hekimian REACT. The application gives the network operations center the ability to remotely diagnose and correct problems or dispatch technicians to test our network and our customers' circuits.

        In October 1999, we launched Xcetera, our user-friendly web-based tool to provide our customers with billing data as well as access to network performance and bandwidth utilization information. Currently, Xcetera affords our customers 24 hour per day, seven day per week access to order services, report and check on the status of troubles, view and analyze invoice data and access network utilization statistics which are updated every 15 minutes. Subsequent phases will continue to build on this robust feature set while continuing to provide customer-centric capabilities. We believe this web-based interface further strengthens our bond with customers and enhances our customer retention.

        Our focus on customer care is reflected in our high customer retention rate of approximately 94% annually for all of our customers, including our resale customers and our network customers.

BACK OFFICE

        Back office refers to the hardware and software systems that support the primary functions of our operations, including:

        o       sales support;

        o       order entry and provisioning;

        o       billing; and

        o       customer care and trouble management.

        Our goal is to have a back office that allows customers to switch service from their current local services providers to our network as easily and as quickly as they can switch long distance providers today. We strive to have "flow-through" provisioning capabilities, allowing services to be implemented with limited human intervention.

        ORDER ENTRY AND PROVISIONING

        Order entry involves the initial loading of customer data into our information systems. Currently, our sales executives take orders and order administration loads the initial customer information into our Metasolv provisioning system.

        We use the Metasolv system to manage and track the timely completion of each step in the provisioning process. When Metasolv is coupled with capabilities of the DSET software platform, orders can be submitted to business partners electronically, thereby minimizing implementation time, coordination complexities and installation costs. This electronic order submission to business partners eliminates paper orders which reduces the risk of error and speeds provisioning time.

        In addition to the cost benefits associated with the electronic installation of access lines and inventory management system, the Metasolv system improves our internal processes in various other ways, including:

        o directing electronic customer orders to the appropriate employee, network component or outside vendor;

        o tracking order progress and alerting operations personnel of steps required to fulfill orders within standard work intervals; and

        o the ability to forecast, control and communicate customer care commitments.

        The system is designed to enable the sales executive or customer care coordinator to keep an installation on schedule and notify the customer of any potential delays. Once an order has been completed, we update our ADC billing system to initiate billing of installed services.

        BILLING

        The ADC billing system provides our customers with a consolidated invoice for all of our services. Customer calls generate billing records that are automatically transmitted from the switch to the billing systems. These records are then processed by the billing software which calculates usage costs, integrates fixed monthly charges and assembles bills in a customer-specific billing format.

        For those customers who request billing on electronic media, we have the capability to provide the invoice and call detail records on CD-ROM. This ADC system allows us to add advanced features such as special discounts based on call volume or number of services used, complex local taxation, and discrete billing options by type of service ordered.

        CUSTOMER CARE AND TROUBLE MANAGEMENT

        A fully integrated back office system will allow customer care representatives to call up a customer while simultaneously electronically accessing all aspects of a customer's service profile. This capability requires full system integration accomplished through the use of Vitria, a software package that takes two or more applications and makes them work seamlessly together. When our trouble management system is integrated into the operational support system, it will enable our customer care personnel to track customer problems proactively, assign repair work to the appropriate technical teams, and provide employees and management access to comprehensive reports on the status of service activity.

        CUSTOMER SELF-CARE - XCETERA

        In October 1999, we launched Xcetera which includes our on-line Internet-based analysis and bill presentment system. Currently, Xcetera affords our customers 24 hour per day, seven day per week access to order services, report troubles, initiate and view the status of trouble tickets, analyze invoice data, and access network utilization statistics such as call blocking, network availability and traffic studies which are updated every 15 minutes.

        Integration of these systems facilitates functionality, scalability, automation and superior customer care. We are currently implementing a tailored operational support system architecture that integrates our internal operational processes and establishes links to our financial and accounting systems. The system will be flexible and integrated and will provide a single interface for all support personnel through a secure and fault-tolerant electronic network.

THE INTEGRATED COMMUNICATIONS NETWORK

        OVERVIEW

        We began building our network in March 1999 and have deployed facilities across the United States. We initiate service in new markets by first deploying lower-cost data switches in new markets and adding voice switches when justified by customer traffic.

        We serve each of our markets with one or more state-of-the-art integrated data and voice central offices. These multi-service central offices are equipped with both broadband data and voice switches to address current customer requirements and provide a platform for innovative future services. We interconnect our central offices using leased fiber optic lines to minimize expenses while optimizing reliability and service flexibility. We will continue to use other telecommunications services providers in our operating markets and along our transmission routes to expand our geographic coverage and provide cost effective connections to existing and new customers.

        Our approach is to deploy and own the key elements of our network necessary to establish customer loyalty, including proprietary back office systems and voice and data switches that can be modified for the services provided. We lease fiber optic lines to interconnect our switches. This strategy greatly mitigates capital risk and allows us to take advantage of falling costs of network equipment and new technologies.

        Our smart-build strategy differs from other telecommunications services providers in several ways because we:

        o LEAD WITH DATA. We initiate service in new markets by first deploying lower-cost data switches. This better positions us to address the complex data needs of larger business customers and generates traffic on our national network in targeted markets before investing significant capital in multi-service communications equipment.

        o BENEFIT FROM EEL. We expect to reduce network operating costs by converting a significant number of retail-priced special access circuits to cost-based enhanced extended links. EELs are physically identical to special access circuits, however, EELs are used principally for local voice traffic and are lower priced.

        o BACK-FILL WITH VOICE. When data traffic and customer concentration reaches an optimal level, we install multi-service communications equipment capable of supporting data, voice and multi-media services, in an incremental fashion to meet our customers' growing needs.

        o MINIMIZE COLLOCATION WITH TRADITIONAL TELEPHONE COMPANIES. Unlike other smart-build competitive telecommunications providers, we minimize our use of space at traditional telephone company central offices for our network equipment. This allows us to open new markets faster and have greater control over service quality.

        DEPLOYMENT

        Our network build-out strategy uses to our advantage our reputation and existing relationships to capitalize on strategic, high volume telecommunications markets. We believe our markets are generally among the large metropolitan areas in the United States, and contain high concentrations of large sophisticated business customers with a high density of access lines. In addition, we believe these markets are geographically dispersed, providing the optimal locations for originating and terminating traffic on our own network. Our current network consists seven voice switches and 21 data switches in the following markets interconnected by existing fiber routes: Washington, DC, Baltimore, MD, Richmond, VA, New York, NY, Boston, MA, Norfolk, VA, Long Island, NY, Newark, NJ, Philadelphia, PA, Providence, RI, Atlanta, GA, Chicago, IL Williamsburg, VA, Tampa, FL, Miami, FL, San Francisco, CA, San Jose, CA, Los Angeles, CA, Denver, CO, Orlando, FL, and Dallas, TX.

        NETWORK ARCHITECTURE

        We have deployed Nortel DMS-500 voice switches and Nortel Passport data switches throughout our network. The DMS-500 voice switch integrates local and long distance service capabilities. We chose these switches based on their robust and completely integrated local and long distance service capabilities, including:

        o       local number portability;

        o       emergency services;

        o       integrated services digital network; and

        o       least cost routing.

        By using an integrated switching platform, we believe that we can provide more efficient service, reduce network capital requirements and reduce operating expenses, including:

        o       training and payroll;

        o       spare parts;

        o       maintenance;

        o       equipment space; and

        o       power expenses.

        To complement each DMS-500, we have deployed a Tellabs Titan 5500 and 532 Digital Access Cross-connect System, or DACS, to manage all fiber optic lines. This data and voice architecture allows us to offer integrated services not currently offered by other competitive telecommunications providers, thereby resulting in higher service revenue and increased customer reliance upon us as a single source competitive telecommunications provider. Use of a DACS and an integrated access circuit reduces our maintenance and local connection expenses. It also improves our network monitoring capabilities, facilitates reliability through alternate routing and provides efficiency through bandwidth optimization.

        Our strategy to target high-end users of telecommunications services combined with the smart-build network configuration we have deployed to serve these customers, provides the opportunity for us to significantly lower our costs to connect to our customers. Our use of data switches provides the ability to integrate multiple services over a single customer connection. Further, this technology enables us to monitor individual customers' capacity needs, in real-time, and allocate the appropriate bandwidth on demand. This capability allows us to offer customers more billable services over fewer network connections than many of our competitors.

        Additionally, we expect to reduce network operating costs by converting a significant number of retail-priced special access circuits to cost-based enhanced extended links. EELs are physically identical to special access circuits, however, EELs are used principally for local voice traffic and are lower priced. Since we already provision a large number of special access circuits used for local voice traffic to connect customers to our switches and are already in the process of converting our circuits to EELs, we expect to be one of the earliest beneficiaries of EEL costs savings.

        To address the growing need for data telecommunications services, we continue to deploy the latest generation Nortel Passport data switches. We have deployed data switches in our central offices and at key transmission points of presence, or POPS, within markets. This allows us to:

        o       increase the proportion of traffic carried on our network;

        o       provide a foundation for our integrated data network;

        o       enhance network control; and

        o       simplify the provisioning effort.

        As part of our smart-build strategy, we deploy data switches in certain multi-service communications centers of other service providers, on a collocation basis. This allows us to enter a new market and provide data services and long distance voice services within a few months.

        We believe that the traditional voice networks of other telecommunications providers will be required to change significantly over the next several years. Our deployment of the Nortel Passport equipment may reduce the risk of network obsolescence and positions us to transition our traditional voice network to our data network in response to technological advances. This transition will enable us to offer more advanced services while further reducing network costs.

COMPETITION

        We operate in the highly competitive telecommunications services industry. We do not have a significant market share in any segment of the market, and many of our existing and potential competitors have financial resources significantly greater than our own. We believe that the traditional distinctions between the local, long distance, data and Internet access markets are eroding.

        Competition for our products and services is based on price, quality, reputation, geographic scope, name recognition, network reliability, service features, billing services, and perceived quality and responsiveness to customers' needs. Implementation of the Telecommunications Act and the related trend towards business combinations and alliances in the telecommunications industry may create significant new competitors for us. The Telecommunications Act was designed to eliminate most barriers to local competition and to permit the traditional local telephone companies, if they demonstrate compliance with certain pro-competitive conditions, to provide in-region traditional long distance services.

        Our primary competitors in local service markets are the traditional telephone companies which provide local telephone services to most telephone subscribers within their respective service areas. These providers have long-standing relationships with customers and regulatory authorities at the federal and state levels. In addition, they have existing fiber optic networks and switches. If future regulatory or court decisions afford traditional telephone companies increased rates for access or interconnection services, greater pricing flexibility, the ability to refuse to offer particular services or network elements on an unbundled basis, or other regulatory relief, such decisions could have a material adverse effect on us.

        In addition, AT&T and WorldCom, the two largest long distance carriers in the United States, each offer local communications services in major U.S. markets using their own facilities or by resale of other providers' services.

        New competitive telecommunication providers, cable television companies, electric utilities, microwave service providers, wireless telephone system operators and large customers who build private networks also seek to compete in the local services market. These entities, upon entering into appropriate interconnection agreements or resale agreements with the traditional telephone companies, may offer single-source local, long distance and Internet access services similar to those that we offer or propose to offer. Today, our most typical competitors in our target markets are the traditional telephone companies, AT&T and WorldCom.

        Significant competition in the long distance market is expected to be provided by the traditional telephone companies when permitted under government regulation. Prior to enactment of the Telecommunications Act, a federal court order known as the Modified Final Judgment prohibited regional Bell operating companies from providing in-region long distance services, with several limited exceptions. This prohibition against offering in-region long distance services will be lifted for each affected company if and when it has satisfied certain statutory conditions specified in the Telecommunications Act. The process for demonstrating compliance with the statutory fourteen-point checklist of pro-competitive actions includes approval by the relevant state regulatory authority and the FCC. Once the regional Bell operating companies are allowed to offer widespread in-region long distance services, both they and the largest long distance providers will be in a position to offer single-source local and long distance services. Our success will depend upon our ability to provide high-quality services at prices generally competitive with, or lower than, those charged by our competitors.

        Additional pricing pressure may come from telecommunications services providers offering services through Internet Protocol transport, a telecommunications technology that currently can be used to provide data and voice services at a cost that may be below that of traditional telephone-switched telecommunications services. Although this service currently is not regarded as comparable to traditional voice telecommunications service, it could potentially be used as a substitute for traditional voice service and put pricing pressure on rates. Any reduction in prices may have a material adverse affect on our results of operations.

        We also will face competition from fixed and mobile wireless services providers. The FCC has authorized cellular, personal communications services and other providers to offer wireless services to both fixed and mobile locations. These providers can offer wireless local loop service and other services to fixed locations, such as office and apartment buildings, in direct competition with us and existing providers of traditional wireline telephone services.

        In addition, FCC rules went into effect in February 1998 that has made it substantially easier for many non-U.S. telecommunications companies to enter the U.S. market, thus potentially further increasing the number of competitors.

        The market for data telecommunications and Internet access services also is extremely competitive. Existing telecommunications companies, cable companies, wireless telecommunications companies and new companies such as Internet service providers compete to offer data and Internet services. There are no substantial barriers to entry, and we expect that competition will intensify in the future. Our success in selling these services will depend heavily upon our ability to provide high-quality Internet access connections at competitive prices.

EMPLOYEES

        As of December 31, 2000, we had 883 full-time employees. We also hire temporary employees and independent contractors as needed. In connection with our growth strategy, we anticipate hiring a significant number of additional personnel to our sales force by year-end 2001. Our employees are not unionized, and we believe our relations with our employees are good. Our success will continue to depend in part upon our ability to attract and retain highly qualified employees.

ITEM 2. PROPERTIES.

    Our corporate headquarters is located in a 126,000-square foot facility which we lease in Herndon, Virginia. The headquarters facility also houses our customer care operations, our network operations center and certain network facilities. We lease office space in a number of locations primarily for network equipment installations and sales offices. Our material leased switching and network properties are located in Washington D.C, Baltimore MD, Richmond VA, New York NY, Boston MA, Philadelphia PA, and Atlanta GA. The aggregate amount we paid under all of our leases for the year ended December 31, 2000 was $8.6 million.

ITEM 3. LEGAL PROCEEDINGS.

    From time to time, we are a party to routine litigation and regulatory proceedings before various state commissions and the FCC in the ordinary course of business. We are not aware of any material litigation against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

PART II

        ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock is traded on the Nasdaq National Market under the symbol "NTKK." Prior to March 7, 2000, there was no established public trading market for any of our securities.

        The following table sets forth, for the periods indicated, the range of high and low closing sales price for the common stock as reported on the Nasdaq National Market.

        2000                                                     High          Low
        ----                                                     ----          ---
        First Quarter (from March 7, 2000)                     $37.25       $23.75
        Second Quarter                                          20.63         8.75
        Third Quarter                                           15.88         6.03
        Fourth Quarter                                           7.69         1.41

        2001
        ----

        First Quarter                                            5.97         1.94

        There are approximately 190 owners of record of Net2000 Communications common stock as of March 15, 2001. This number excludes stockholders whose stock is held in nominee or street name by brokers and we believe that we have a significantly larger number of beneficial holders of common stock. A recently reported sale price of common stock on the Nasdaq National Market is set forth on the front cover of this report.

        We have never paid or declared any cash dividends on our common stock. It is our present policy to retain earnings to finance the growth and development of the business and, therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Also our current credit facility restricts any payments of dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

   Our selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, notes thereto and other financial information included elsewhere in this Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 2000, 1999, and 1998 are derived from our financial statements which have been audited by Ernst & Young, LLP, independent public accountants.

                                                                               YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------------------------
                                                            2000          1999          1998           1997          1996
                                                           ------        ------        ------         ------        ------
                                                             (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND OPERATING DATA)

STATEMENT OF OPERATIONS DATA:
Revenues.....................................              $  61,774      $  27,693    $    9,419      $  3,544       $  1,939
Operating costs and expenses:
Operating costs..............................                 46,556         22,375         7,888           907            514
Selling, general and administrative..........                 86,057         41,162        15,075         3,833          1,313
Non-cash compensation expense................                  2,792          1,646            63            --             --
Depreciation and amortization................                 17,865          3,865           687           122             27
                                                        -----------------------------------------------------------------------
Operating income (loss)......................                (91,496)       (41,355)      (14,294)       (1,318)            85
Other income (expense), net..................                    241          2,562           527           817            (17)
Extaordinary debt extinguishment loss........                 (4,724)            --            --            --             --
Preferred stock accretion....................                 (3,759)       (21,537)       (8,903)           --             --
                                                        -----------------------------------------------------------------------
Net income (loss) available to common
  stockholders...............................              $ (99,738)     $ (60,330)    $ (22,670)     $   (501)     $      68
                                                        =======================================================================
Net income (loss) per share applicable to
  common stockholders- Basic and diluted.....                $ (3.01)       $ (5.97)      $ (2.25)      $ (0.05)        $ 0.01
Pro forma net income (loss) per share
  applicable to common stockholders-
  Basic and diluted (1)......................                $ (2.68)       $ (1.57)
Shares used in calculation of loss per share:
Basic and diluted............................             33,140,869     10,113,042    10,079,793    10,000,000     10,000,000
Pro forma basic and diluted (1)..............             35,786,827     24,786,087
OTHER FINANCIAL DATA:
Capital expenditures.........................             $ (114,815)     $ (36,147)     $ (2,031)        $ (88)         $ (34)
Cash flows (used in) provided by operating
  Activities.................................                (71,376)       (27,695)      (11,717)         (476)             1
Cash flows (used in) investing activities....               (139,892)       (38,715)       (2,980)          (88)           (34)
Cash flows provided by financing activities..                254,939         38,494        45,788         2,909              2
EBITDA (2)...................................                (70,856)       (35,753)      (13,604)         (313)           106

OPERATING DATA
Total access line equivalents billed (3).....                105,200         48,600        10,554            --             --
Total customers billed.......................                  1,314            795           490            87             21
Total employees..............................                    883            485           164            58             18
Switches in service..........................                     28              9            --            --             --
  Voice......................................                      7              3            --            --             --
  Data.......................................                     21              6            --            --             --

                                                                             YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                       2000           1999          1998             1997          1996
                                                       ----           ----          ----             ----          ----
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents, and investments ..........   $  64,914       $  5,523     $  33,440        $  2,348        $    3
Property and equipment, net ......................     156,973         72,592        11,529             510           147
Working capital ..................................      53,045         (4,264)       30,562           2,083           167
Total assets .....................................     277,375        101,668        50,091           4,040           603
Long-term debt ...................................      98,894         46,039         2,000             258            63
Redeemable preferred stock .......................          --         80,940        59,403           3,500            --
Total stockholders' (deficit) equity .............     133,763        (74,381)      (23,620)         (1,087)          259

(1) The pro forma net income (loss) per share data summarized below gives effect to the automatic conversion of all our preferred stock into common shares as if the conversion occurred at the beginning of the respective period.

(2) EBITDA consists of net income (loss) excluding net interest, taxes, depreciation and amortization (excluding amortization of deferred compensation and settlement of supplier dispute). EBITDA is provided because it is a measure of financial performance commonly used in the telecommunications industry. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. We have presented EBITDA to enhance your understanding of our operating results. You should not construe it as an alternative to operating income, as an indicator of our operating performance, nor as an alternative to cash flows from operation activities as a measure of liquidity determined in accordance with GAAP. We may calculate EBITDA differently than other companies. For further information, see our financial statements and related notes elsewhere in this report.

(3) Line equivalents calculated on the basis of 64 kilobits per second per line equivalent to one traditional telephone line.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto, and other financial information included elsewhere in this Annual Report Form 10-K.

OVERVIEW

        We are a rapidly-growing, innovative provider of state-of-the-art broadband telecommunications services. We offer businesses located throughout the United States responsive solutions as an alternative to traditional telephone companies. We focus on high-end customers, primarily large- and medium-sized businesses, typically business with at least 50 business access lines and spending $50,000 annually for Internet access, data, and voice telecommunications services. Today, we offer an integrated package of high-speed data, Internet access, local and long distance, and interactive video services primarily delivered from our own network over a single, high capacity broadband connection and conveniently billed on a single invoice.

        We began operations in 1993 as a sales agent selling Verizon local telephone services to businesses. Under this program, we received a one-time commission for selling complex and high-capacity telecommunications services. From 1994 through 1997, we were the largest producing Verizon sales agent based on annual sales revenue.

        We initially used the resale of telecommunications services as a market entry strategy while we began the build-out of our network. In January 1998, we began offering long distance and non-local data services on a resale basis. In June 1998, we left the Verizon sales agent program and began offering Net2000-branded local telecommunications services on a resale basis directly to large- and medium-sized businesses. We subsequently ceased acquiring new resale customers in markets where we deployed our own network. In May 1999, we deployed our first switch and began offering facilities-based telecommunications services. In May 1999, we also ceased reselling Verizon local services in all markets except New York City and Long Island. We ceased reselling in these markets in November 1999. We no longer use local resale as a primary customer acquisition strategy, do not intend to do so in the future and plan to migrate as many of our existing resale customers as possible to our network. In limited circumstances, we use resale to satisfy customer needs for data and long distance services outside our network area or to initiate service to new customers until we migrate them onto our own network.

        We have rapidly deployed our network since commencing services. As of December 31, 2000, we had deployed a total of 28 switches in our network, including seven voice switches and 21 data switches throughout the United States, a significant increase over the three voice switches and six data switches operational at the end of 1999. During the fourth quarter of 2000, we entered three new on-net markets including Atlanta, Denver, and San Jose.

GENERAL RESULTS OF OPERATIONS

        We have sold approximately 129,100 lines since beginning our Net2000-branded sales efforts in June 1998. The table below provides additional selected key operational data:

                                                   As of December    As of September    As of December 31,
                                                      31, 2000           31, 2000              1999
                                                  ----------------- ------------------- --------------------
     On-net markets served.....................                21                18                   6
     Number of switches deployed...............                28                25                   9
     Addressable market (Business Lines).......        20,286,100        18,837,200           6,437,200
     Total lines installed.....................           123,100           100,900              57,300
     Total lines in service....................           115,000            94,300              55,900
     Sales Force Employees.....................               331               255                 144
     Total Employees...........................               883               736                 485
     Average access line count per customer....                67                67                  71

        We have built our network by initially deploying lower-cost data switches and leasing fiber optic lines from other carriers. As we experience increases in customer traffic in a given market, we consider deploying voice switches and owning a portion of the fiber optic lines. By deploying this "smart-build" network strategy, we believe a number of competitive advantages over the traditional build-out strategy by enabling us to:


        o       reduce network capital requirements;

        o improve speed to market and mitigate the risk associated with investing capital in long term assets, thereby preserving capital for other uses such as sales and marketing; and

        o       improve operating margins;

        o broaden service offerings and enhance customer control by providing more efficient service;

        o       and reduce operating expenses.

        Although we believe our smart-build strategy will improve our results of operations over the long-term, this strategy is expected to have a negative effect on our financial condition and results of operations over the short-term.

We expect significant losses and negative cash flow for at least the next few years, which we expect will be primarily attributable to the deployment of our network and expected expansion of our operations.

        We have also experienced delays in the availability of interoffice facilities provided by Verizon and such delays have increased the time required to install new service to customers. Additionally, during the third quarter of 2000, the three week strike by the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW) against Verizon Communications affected our ability to install new access lines.

REVENUE

        We generate most of our revenue from the sale of local, long distance, Internet access, interactive video products and other data services to large and medium-sized businesses. We are currently offering our full suite of services on our network in markets where we have deployed our voice and data network. In markets where we have deployed data switches, we offer data and long distance services on our network and in markets where we have not deployed either a data or voice switch, we offer data and long distance services on a resale basis to meet the needs of our customers.

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

        In addition to revenue generated from end-user and carrier customers, we also generate revenue from access fees charged to long distance companies for the local origination and termination of long distance calls from or to our customers. If an imbalance occurs based on inbound versus outbound local calls, we may also be owed reciprocal compensation charges from the incumbent local exchange carrier (ILEC). We bill the access and reciprocal compensation charges to the long distance companies and local telephone companies on a monthly basis. Reciprocal compensation is recognized as revenue when payment is actually received. Reciprocal compensation and access charges are not significant components of our revenue and represented less then 14% of the Company's 2000's revenues. Although we expect revenue from reciprocal compensation and access charges to increase as more customers come onto our network, we anticipate deriving the majority of our revenue from the sale of our telecommunications services to large- and medium-sized businesses.

        Since we began providing Net2000-branded telecommunications services on a resale basis as a market entry strategy and because we only provisioned our first customer on our network in May 1999, the majority of our revenue for the year ended December 31, 1999 was derived from the resale of telecommunications services. However, because we no longer use resale as a primary customer acquisition strategy, resale revenues have quickly diminished as a percentage of revenues for the year ending December 31, 2000, comprising 53% of total 2000 revenues versus 95% of total 1999 revenues.

OPERATING COSTS AND EXPENSES

        We expect that our primary operating costs and expenses will consist of the cost of providing our services and selling, general and administrative expenses.

        OPERATING COSTS. Our most significant expense is the cost of leasing certain elements of the full "bundle" of traditional telecommunications services for sale to our local service customers, the cost of leasing part of the data network being used by our data customers and the cost of leasing parts of the long distance network being used by our long distance service customers.

        We purchase local telephone service for our customers on a "wholesale" basis pursuant to interconnection agreements with ILECs and other telephone companies in our targeted markets. Typically, these agreements establish the terms and conditions of the interconnection arrangements along with the cost per minute to be charged by each party for the calls that travel between each carrier's network. We also purchase local telephone service for our customers on a "retail" basis from ILECs in situations where interconnection arrangements are not in place due to network or regulatory considerations.

        We provide data services to our customers over our own switches in 21markets and leased fiber optic lines, and in other areas by leasing part of the data network requirements from various telecommunications companies pursuant to written agreements.

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

        To minimize our costs, we lease fiber optic lines between cities on a fixed cost basis pursuant to written agreements with the providers of fiber optic lines. These fiber optic lines interconnect our switches, enabling us to cost-effectively provide much of the data and long distance network capacity of our customers. During the second quarter, we entered into an agreement with a nationwide fiber optic network owner to lease 7,300 miles of broadband backbone fiber optic facilities over a five-year agreement to enhance our network and control network operating costs. This agreement contains price competitiveness clauses. For the needs of our customers beyond our network coverage, we purchase capacity on a wholesale basis from other telecommunications companies.

        If we underestimate our need for fiber optic capacity, we may be required to obtain capacity through more expensive means. These costs are usage sensitive and will increase as our customers' long distance calling volume increases. As traffic on specific routes increases, we may lease flat-rated long distance trunk capacity to reduce our variable costs and improve our gross margins.

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

        In addition to our direct sales force, we utilize sales agents who sell our services and typically focus on specific niche markets or industries, augmenting our direct sales initiatives. Customers acquired through agents are serviced by our customer care representatives, are invoiced by us, and have the same post-sale direct relationship with us as any of our other customers.

        We have successfully achieved "electronic bonding" of T-1 circuits between our operating support systems and Verizon. As a result, we may achieve the following results:

        o reduce errors and inefficiencies with manually processing orders;

        o significantly reduce the installation interval from order to billing;

        o       reduce customer turnover; and

        o       reduce operational expenses.

        We have deployed a state-of-the-art billing system that provides consolidated billing on a single invoice for all services we provide to our customers. Using this system we began issuing convergent invoices (invoices which consolidated local, Internet access, long distance and other data services) in the third quarter of 1998.

        We have developed tailored systems and procedures for operational support and other back office systems that are required to provision and track a customer order from point of sale to the installation and testing of service. These systems are operational on a stand-alone basis today and will interface automatically with trouble management, inventory, billing, collection and customer care systems.

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

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

        TOTAL REVENUE. Total revenue increased 123% to $61.8 million for 2000 from $27.7 for 1999. The increase resulted primarily from increased volume of providing telecommunications services to large and medium-sized businesses and one-time video equipment sales. Revenue from resale telecommunication activities increased 26% to $33.0 million for 2000 from $26.2 million for 1999. Revenue from facilities-based telecommunications services increased 1,467% to $23.5 million for 2000 from $1.5 million for 1999. Revenue from one-time video equipment sales increased to $5.3 million for 2000 from zero for 1999.

        OPERATING COSTS. Operating costs increased 108% to $46.6 million for 2000 from $22.4 million for 1999. This increase was attributable to the cost of providing the telecommunications services underlying the increased revenue from telecommunications services and purchases of video equipment. Operating costs for resale activities increased 26% to $27.3 million for 2000 from $21.7 million for 1999. Operating costs for facilities-based telecommunications services increased 2,157% to $15.8 million for 2000 from $0.7 for 1999. Operating costs for one-time video equipment increased to $3.5 million for 2000 from zero for 1999.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 109% to $86.1 million for 2000 from $41.2 million for 1999. This increase was primarily attributable to the increase in sales, service delivery and support associated with the increase in revenue discussed above, the launch of our telecommunications services and the hiring of key senior management and other personnel to develop and implement certain infrastructure initiatives to support our new markets.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 359% to $17.9 million for 2000 from $3.9 million for 1999. This increase was primarily due to depreciation of network elements and amortization of back office systems and software.

        OTHER INCOME (EXPENSES). Other income decreased 92% to $0.2 million for 2000 from $2.6 million for 1999. This change was primary attributable to a $3.5 million gain recorded in 1999 on a negotiated settlement with Verizon. Interest income increased 536% to $7.0 million for 2000 from $1.1 million for 1999. This increase was due to investment income generated from the net proceeds of the initial public offering and the Senior Discount note. Interest expense increased 219% to $6.7 million for 2000 from $2.1 million for 1999. The increase was due to increased levels of debt.

        NET LOSS. The net loss increased 65% to $99.7 million for 2000 from $60.3 million for 1999. The increase resulted primarily from the expansion of our network, the growth of our sales force and support employees, and development of our back office support systems.

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998.

        TOTAL REVENUE. Total revenue increased 195% to $27.7 million for 1999 from $9.4 million for 1998. The increase resulted primarily from the launch of our offering of communications services to large and medium-sized businesses offset by the termination of our relationship as a Bell Atlantic agent. Agency revenue, which represents fees earned in our capacity as a Bell Atlantic sales agent, decreased to zero for 1999, from $3.0 million for 1998. Telecommunications and other revenue increased 333% to $27.7 million for 1999 from $6.4 million for 1998. The increase resulted from the full launch of our business as a competitive telecommunications services provider in July 1998. Telecommunications and other revenue for resale activities increased 309% to $26.2 million for 1999 from $6.4 million for 1998. Telecommunications and other revenue for facilities-based telecommunications services increased to $1.5 million for 1999 from zero.

        OPERATING COSTS. Operating costs increased 184% to $22.4 million for 1999 from $7.9 million for 1998. This increase was attributable to the cost of providing the telecommunications services underlying the increased revenue from telecommunications services. Operating costs for resale activities increased 224% to $21.7 million for 1999 from $6.7 million for 1998. Operating costs for facilities-based telecommunications services increased to $0.7 million for 1999 from zero for 1998.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 173% to $41.2 million for 1999 from $15.1 million for 1998. This increase was primarily attributable to the increase in sales, delivery and support associated with the increase in revenue discussed above, the launch of our telecommunications services and the hiring of key senior management and other personnel to develop and implement certain infrastructure initiatives to support our new markets.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 457% to $3.9 million for 1999 from $0.7 million for 1998. This increase was primarily due to amortization of back office systems and software, and depreciation of network elements and staff related expenses.

        OTHER INCOME (EXPENSES). Other income increased 420% to $2.6 million for 1999 from $0.5 million for 1998. This change was primary attributable to a $3.5 million gain on a negotiated settlement with Verizon. Interest income increased 57% to $1.1million for 1999 from $0.7million for 1998. This increase was due to investment income generated from the proceeds of the redeemable convertible preferred stock. Interest expense increased 950% to $2.1million for 1999 from $0.2 million for 1998. The increase was due to increased levels of debt.

        NET LOSS. The net loss increased 166% to $60.3 million for 1999 from $22.7 million for 1998. The increase resulted primarily from the expansion of our network, the growth of our sales force and support employees, and development of our back office support systems.


LIQUIDITY AND CAPITAL RESOURCES

        The development of our business, the deployment of switching facilities in our targeted markets and the establishment of reliable operations support systems will require significant capital to fund the following:

        o       capital expenditures,

        o       working capital needs,

        o       debt service, and

        o       the cash flow deficits generated by operating losses.

        Our principal capital expenditure requirements include:

        o       the purchase and installation of digital switches,

        o the development and licensing of operations support systems and other automated back office systems,

        o in certain cases, leasing fiber optic capacity where projected traffic volume and growth makes it economically attractive to do so, and

        o       the consummation of potential strategic acquisitions.

        To date, we have funded our expenditures through our initial public offering which raised approximately $212.0 million after the underwriters' discount and related expenses, the private sale of equity securities of $50.5 million, and access to a $200 million Senior Secured Credit Facility.

        Prior to 1999, we raised $50.5 million through the private sale of equity securities.

        In July 1999, we entered into a credit agreement with Nortel Networks Inc. ("Nortel") whereby Nortel provided funding under a Senior Term Loan Facility arrangement in an aggregate principal amount of up to $75 million. On December 23, 1999, TD Securities (USA), Inc. and Goldman Sachs Credit Partners L.P. purchased this facility. As of December 31, 1999, $41.4 million was outstanding under the Senior Term Loan Facility. The Senior Tern Loan Facility was extinguished on June 28, 2000.

        In July 1999, we also issued to Nortel a Senior Discount note with a face amount of $75 million. In conjunction with that borrowing, in July 1999, we issued to Nortel warrants to purchase 1,119,930 shares of common stock at $0.008 per share. The warrants may be exercised in whole or in part during the ten year exercise period which is from July 30, 1999 to July 30, 2009. On January 7, 2000, we borrowed $41.5 million of principal under the Senior Discount note. Our Senior Discount note was extinguished upon our initial public offering, resulting in an extraordinary loss of approximately $4.7 million on the extinguishment of debt.

        On March 7, 2000, we completed our initial public offering and raised $212.0 million after underwriters' discounts and related expenses.

        On June 28, 2000, we completed a $200 million Senior Secured Credit Facility transaction with TD Securities (USA), Inc., lead arranger and syndicate manager for the Company. This Facility consists of a $100 million revolving credit facility and a $100 million delayed term loan facility. Upon closing of the transaction, $50.0 million of the new term loan facility was drawn and $49.6 million of principal, accrued interest and commitment fees outstanding on then existing $75 million Senior Term Loan Facility was repaid and extinguished. As of December 31, 2000, $95.0 million was outstanding under the Senior Secured Credit Facility.

    On April 12, 2001, we amended our $200 million Facility with TD Securities
(USA), Inc., to now total $325 million through the addition of $125 million senior secured delay draw term loan (the "Incremental Facility"). The Incremental Facility may be used solely to purchase goods and services from Nortel so long as Nortel is a lender under the Incremental Facility.

    On April 12, 2001, (closing date), we sold 65,000 shares of Convertible Pay In Kind Series D Preferred Stock ("Series D Preferred Stock or Share") for $1,000.00 per share, for a total cash consideration of $65 million. In addition we issued warrants for 1,755,267 shares of our Common Stock exercisable at a price of $10.00 per share.

        Net cash used in operating activities was $71.4 million for the year ended December 31, 2000 and $27.7 million for the year ended December 31, 1999. The increase of $43.7 million is primarily due to an increase in operating losses and accounts receivables, offset by an increases in non-cash reconciling items for deferred stock compensation, extraordinary debt extinguishment, depreciation and amortization, and an increase in accounts payable and accrued expenses. Net cash used in investing activities was $139.9 million for the year ended December 31, 2000 and $38.7 million for the year ended December 31, 1999. The increase of $101.2 million is due to capital expenditures resulting from expansion into new markets as well as continued investment in our back office systems, an increase in purchases of investments available for sale, and the acquisition of FreBon International Corporation ("FreBon"), and. Net cash provided by financing activities was $254.9 million for the year ended December 31, 2000 and $38.5 million for the year ended December 31, 1999. The increase of $216.4 million is primarily the result of net proceeds received from the Company's initial public offering. Proceeds from the initial public offering were used as follows: approximately $135.6 million in our normal operations, $49.6 million to repay the outstanding principal and interest on our Senior Term Loan Facility, and $11.9 million in acquiring FreBon, including the repayment of $2.8 million of debt that we assumed. As of December 31, 2000, we had invested the remaining net proceeds of the initial public offering in short term investments with durations less than one year.

        Many investment analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating a company. EBITDA losses excluding non-cash compensation expense and settlement of supplier dispute increased 98% to $70.9 million for the year ended December 31, 2000, from $35.8 million for the year ended December 31, 1999. We expect to experience additional operating losses and negative EBITDA as a result of our development and market expansion activities.

        We have delayed our Phase III westward market expansion of our voice and data switches for at least one year to allow us to preserve cash and intensify our efforts in further penetration of our existing eleven sales markets.

        We expect to make additional capital outlays for the foreseeable future to continue the development activities contemplated in our current business plan and to fund expected operating losses. Until such time as we begin to generate positive cash flow from operations, these capital expenditures will be financed with cash on hand, additional debt and equity capital. We believe that our current resources will be sufficient to satisfy our liquidity needs; however, we cannot make any assurances to that effect. If our plans or assumptions change, if our assumptions prove to be inaccurate, or if we experience unexpected costs or competitive pressures, we will be required to seek additional capital. In particular, if we elect to pursue significant additional acquisition opportunities or accelerate our network expansion, our cash needs may be increased substantially. We cannot assure you that our current projection of cash flow and losses from operations, which will depend upon numerous future factors and conditions and many of which are outside of our control and/or unpredictable, will be accurate. Actual results will almost certainly vary materially from our current projections. It is likely that actual costs and revenues will vary from expected amounts which will likely affect our future capital requirements. Our cost of expanding our network services and sales efforts, funding other strategic initiatives, and operating our business will depend on a variety of factors, including, among other things:

        o the number of customers and the services to which they subscribe,

        o the nature and penetration of services that may be offered by us,

        o       regulatory and legislative developments,

        o response of our competitors to a loss of customers to us and changes in technology, and

        o the availability of network capacity from ILECs and other carriers.

REGULATORY

        The following summary of regulatory and legislative developments describes the primary present and proposed federal, state, and local regulation and legislation related to the telecommunications and Internet service industries that could have a material effect on our business. Existing federal and state regulations currently are subject to judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the manner in which these industries operate. In addition, legislative proposals have been announced or made which could adversely impact our business. We cannot predict the outcome of these proceedings or legislative initiatives, or their impact upon the telecommunications and Internet service industries or upon us.

GOVERNMENT REGULATION

        Our telecommunications services are subject to regulation by federal, state and local government agencies. Generally, Internet, video conferencing, and certain data services are not directly regulated, although the underlying telecommunications services may be regulated in certain instances. We hold various federal, state and local regulatory authorizations for our regulated service offerings. The FCC has jurisdiction over our facilities and services to the extent those facilities are used in the provision of interstate or international telecommunications services. Additionally, state regulatory commissions have jurisdiction over our facilities and services to the extent they are used in intrastate telecommunications services. Our network also may be subject to certain local regulations such as licensing, building codes and generally applicable public safety and welfare requirements. Many of the regulations issued by these regulatory bodies may change and are the subject of various judicial proceedings, legislative hearings and administrative proposals. We cannot predict what impact, if any, these proceedings or changes will have on our business or results of operations.

FEDERAL REGULATION

        The FCC regulates us as a non-dominant common carrier. Non-dominant carriers are subject to less regulation than dominant carriers but remain subject to the general requirements that they offer just and reasonable rates and terms of service and do not unreasonably discriminate in the provision of services. We have obtained authority from the FCC to provide domestic, interstate long distance services and international services between the United States and foreign countries and have filed the required tariffs. While we believe that we are in compliance with applicable laws and regulations, it cannot be assured that the FCC or third parties will not raise issues with regard to our compliance.

THE TELECOMMUNICATIONS ACT OF 1996

        The Telecommunications Act was designed to increase competition in the long distance and local telecommunications industries. The Telecommunications Act imposes a variety of duties ILECs to facilitate the development of competition in the provision of local telecommunications and access services. Like all local telecommunications carriers, where we provide local telephone services, we are required to provide network interconnection, reciprocal compensation, resale, number portability, and access to rights-of-way. ILECs, including the Regional Bell Operating Companies ("RBOCs"), are subject to requirements in addition to these, including the duty to: undertake additional obligations applicable to the interconnection of their networks; permit collocation of competitors' equipment at their central offices; provide unbundled access to individual network elements, including network facilities, features and capabilities, on non-discriminatory and cost-based terms; and offer their retail services for resale at wholesale rates.

        The Telecommunications Act also eliminates certain pre-existing prohibitions on the provision of long distance services by the RBOCs on a phased-in basis. RBOCs currently are permitted to provide long distance service outside those states in which they provide local telecommunications service. RBOCs will be permitted to provide long distance service within the regions in which they also provide local telecommunications service upon demonstrating to the FCC that they have complied with a statutory checklist of requirements intended to open local telephone markets to competition. To date, only Verizon and SBC have been granted approval to provide long distance services in their local telephone service regions and that is restricted to long distance calls originating in New York for Verizon and Kansas, Oklahoma and Texas for SBC. Verizon, SBC, and other RBOCs have initiated similar proceedings to obtain in region long distance service authority in other states, including Massachusetts and Missouri. Additional entry by Verizon, SBC, and other RBOCs into the long distance services market in various states is expected in the near future and could further increase competition in the market for our services. Additional competition from the RBOCs may have a material adverse effect on our business, as they will be able to offer integrated local and long distance services and may enjoy significant competitive advantages.

        In addition to overseeing the entry of the RBOCs into the long distance market, the FCC is charged with establishing national rules implementing the local competition provisions of the Telecommunications Act. In August 1996, the FCC released an order adopting an extensive set of regulations governing network interconnection, network element unbundling and resale of ILEC services, under the Telecommunications Act. In July 1997, the United States Court of Appeals for the Eighth Circuit issued a decision vacating substantial portions of these rules, principally on the ground that the FCC had improperly intruded into matters reserved for state jurisdiction.

        In January 1999, the United States Supreme Court reversed many aspects of the Eighth Circuit's decision, concluding that the FCC has jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court found that the FCC has authority to establish pricing guidelines applicable to interconnection, the provision of unbundled network elements, and the resale of ILEC services. The Supreme Court, however, did not evaluate the specific pricing methodology adopted by the FCC and remanded the case to the Eighth Circuit for further consideration.

        On remand, the Eighth Circuit generally upheld the FCC's forward-looking cost methodology as a permissible basis for establishing pricing for interconnection and unbundled network elements, but overturned the specific aspect of the FCC's pricing standard that was based on the use of the most efficient technology available in the industry and, instead, determined that prices should be based on actual costs incurred using equipment currently deployed. The Supreme Court has agreed to review the Eighth Circuit's pricing decision, which has been stayed pending the outcome of the Supreme Court's review. We cannot predict what impact that the Eight Circuit's decision or the upcoming Supreme Court decision will have on our business. Similarly, we cannot predict the outcome of any subsequent reconsideration on remand by either the Eighth Circuit or the FCC, or the effect that any such subsequent proceedings could have on our business.

        Although most of the FCC's interconnection rules were upheld by the Supreme Court in its January 1999 decision, the Court found that the FCC had not adequately considered certain statutory criteria for requiring ILECs to make unbundled network elements available to competitive local exchange carriers ("CLECs"). On remand, the FCC then conducted new proceedings to reexamine which unbundled network elements ILECs must provide. On November 5, 1999, the FCC released an order in which it required that ILECs make available all but one of the network elements specified in its initial order. The FCC also clarified and enhanced the scope of its initial unbundling requirements by expanding the definitions of those network elements which it requires the ILECs to offer on an unbundled basis. In that same order, however, the FCC declined to require ILECs to provide CLECs with unbundled access to data switching services, except in limited circumstances.

        The FCC also clarified the obligation of ILECs to provide certain combinations of network elements. Specifically, the FCC determined that ILECs may not separate network elements that an ILEC currently combines. As a result, subject to certain restrictions, some special access circuits can now be converted to combinations of unbundled loop and transport elements, also known as enhanced extended links or EELs. We expect to benefit economically from EELs, because, unlike special access, EELs are subject to cost-based pricing under the FCC's forward looking incremental cost pricing standard. Various parties have sought reconsideration and appeal of the FCC's order. We are unable to predict the outcome of such reconsideration and appellate proceedings.

        In March 1999, the FCC adopted new rules strengthening the rights of CLECs to obtain physical collocation for purposes of interconnecting with ILEC networks and gaining access to unbundled network elements. The order also requires ILECs to permit CLECs to collocate equipment used for interconnection and/or access to unbundled network elements even if such equipment includes certain switching or enhanced services functions. Additionally, the FCC adopted rules designed to limit ILECs' ability to deny CLECs the ability to deploy transmission hardware in collocation space by purporting that the equipment will cause electrical interference with other wires, and it proposed rules making these requirements more specific. On March 17, 2000, the United States Court of Appeals for the District of Columbia Circuit reversed significant portions of the FCC's collocation order and rules, and remanded the issue to the FCC for further proceedings. Among other things, the appeals court decision overturns the FCC's regulations that require ILECs to permit competitors to collocate certain equipment that has enhanced services functionality and allow collocating carriers to construct cross-connect facilities between their own collocated equipment and that of another CLEC. We are unable to predict the ultimate outcome of these proceedings or the impact that such outcome could have on our business.

        In October 2000, the FCC adopted rules to enhance the ability of CLECs to provide services in commercial buildings or other multiple tenant environments. Among other things, the FCC prohibited telecommunications carriers from entering into exclusive contracts with commercial building owners and also required ILECs to open up their equipment and wiring in multiple tenant buildings to use by CLECs. Reconsideration of the FCC's order has been sought. In addition, the FCC has issued a further notice of proposed rulemaking. We cannot predict the outcome or likely effect of either of these proceedings.

ACCESS REGULATION

        The FCC regulates the interstate access rates charged by ILECs to long distance carriers for the local origination and termination of interstate long distance traffic. Over the past few years, the FCC has implemented several changes in its interstate access rules that have resulted in the restructuring of the access charge system and significant downward changes in access charge rate levels. The FCC's latest rules governing ILECs subject to "price-cap" regulation (generally, the largest ILECs) have been appealed and are the subject of petitions for reconsideration before the FCC. While we are unable to predict the outcome of these proceedings or whether they may have a material adverse impact on our business, the FCC's new rules and the associated decreases in access charge rates charged by the largest ILECs remain in effect and likely will result in downward pressure on the access rates that we charge to originate and complete calls. A reduction in access charge rates could have a material adverse impact on our financial condition.

        The FCC also currently is considering a proposal to restructure the rules governing access charge rate levels charged by ILECs subject to "rate-of-return" regulation. These ILECs typically are smaller ILECs serving areas outside the major metropolitan markets in which we compete. Nevertheless, we are unable to predict the outcome of this proceeding or whether such outcome may have a materially adverse impact on our business.

        The FCC has also initiated a proceeding to address the issue of whether it should begin to regulate the access charges imposed by CLECs. Currently, CLECs are free to charge access rates at any level they deem appropriate, subject to overarching statutory requirements that such rates must be just, reasonable and non-discriminatory. A decision by the FCC to regulate CLECs' access charges could result in the reduction of those charges for all CLECs and thereby reduce our access charge revenues. While we are unable to predict the outcome of that proceeding, a mandatory reduction in access charge rates could have a material adverse effect on our financial condition.

        Over the past few years, the FCC has granted ILECs significant flexibility in pricing their interstate special and switched access services. We anticipate that this pricing flexibility will result in ILECs lowering their prices in high traffic density areas, where we currently compete. We also anticipate that the FCC will grant ILECs greater pricing flexibility as the number of actual and potential competitors increases in each of these markets. In August 1999, the FCC released an order that granted substantial additional pricing flexibility to ILECs for certain interstate services. Among other things, the FCC granted immediate pricing flexibility to many ILECs and also established a framework for granting greater flexibility in the pricing of all interstate access services once an ILEC market satisfies certain prescribed competitive criteria. The FCC also invited public comment on proposals for additional ILEC pricing flexibility. In December 2000 and January 2001, the FCC issued its first grants of additional pricing flexibility to BellSouth. Petitions for reconsideration have been filed with respect to at least two of the FCC's orders regarding ILEC special and switch access pricing flexibility. We are unable to predict the outcome of any related subsequent proceedings or whether the decisions that may be reached could have a materially adverse impact on our business.

        In addition, in various contexts, certain ILECs have asked the FCC to rule that certain packet-based transmission services, such as calls made over the Internet, are subject to regulation as telecommunications services including the assessment of interstate switched access charges and universal service fund assessments. Although the FCC has suggested that Internet-based telephone-to-telephone calls may be considered telecommunications services, it has not reached a final decision on that issue. The FCC recently initiated an inquiry on issues surrounding high-speed Internet access over cable modems, including the appropriate regulatory classification of such services. We are unable to predict the outcome of any of these proceedings or the impact they could have on our business.

UNIVERSAL SERVICE

        In 1997, the FCC established a significantly expanded universal service regime to subsidize the cost of telecommunications services to high-cost areas, and to low-income customers and qualifying schools, libraries and rural health care providers. Providers of telecommunications services, like us, as well as certain other entities, must pay for these programs. Our share of the payments into these subsidy funds will be based on our share of certain defined telecommunications end user revenues. Various states are also in the process of implementing their own universal service programs. We currently are unable to quantify the amount of subsidy payments we will be required to make in the future or the effect that these required payments will have on our financial condition. Moreover, the FCC's universal service rules remain subject to change, which could increase our costs and thereby could have a materially adverse effect on our financial position.

DETARIFFING

        In November 1996, the FCC issued an order that required non-dominant, long distance carriers, like us, to cease filing tariffs for domestic, long distance services. Tariffing is a traditional requirement of telephone companies whereby such companies publicly submit at state and federal regulatory agencies all terms, conditions, pricing, and available services governing the sale of all regulated services to the public. In March 1999, the FCC adopted further rules that, while still maintaining mandatory detariffing, required long distance carriers to make specific public disclosures on Internet websites of their rates, terms and conditions for domestic interstate services. In April 2000, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the FCC's mandatory detariffing order in its entirety, which had been stayed by the appeals court pending its decision. Consequently, the FCC implemented a transition period to allow carriers to withdraw federal tariffs and move to contractual relationships with their customers. All carriers, including Net2000, must complete the process of detariffing interstate domestic commercial services by January 31, 2001 and must detariff consumer services by July 31, 2001. Long distance carriers will be required to comply with the new public information requirements imposed by the FCC in lieu of tariff filings. In the absence of tariffs, non-dominant, interstate services providers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their domestic, interstate services, and will have to rely more heavily on individually negotiated agreements with end users. The FCC also has proposed to eliminate tariffing requirements for international long distance carriers. We are unable to predict whether the FCC's proposal will be adopted or determine whether any of the FCC's detariffing initiatives could have a materially adverse effect on our business.

RECIPROCAL COMPENSATION

        The Telecommunications Act of 1996 requires both CLECs and ILECs to establish reciprocal compensation arrangements for the transport and termination of local telecommunications traffic. When two different carriers collaborate to complete a local call, these reciprocal compensation arrangements ensure compensation both for the originating carrier, which receives payment from the customer, and for the terminating carrier, which gets paid by the originating carrier.

        In late 1998 and early 1999, the FCC determined that both dedicated access and dial-up calls from a customer to an Internet service provider are primarily interstate in nature and, therefore, subject to the FCC's jurisdiction. The FCC then initiated a proceeding to determine what effect this regulatory classification will have on the obligation of a service provider to pay reciprocal compensation for dial-up calls to Internet service providers. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC's determination that dial-up calls to Internet service providers are not "local" calls for purposes of reciprocal compensation, and remanded the matter to the FCC for further consideration.

        The FCC currently is determining whether reciprocal compensation or some other form of inter-carrier compensation mechanism should apply to the exchange of dial-up calls to Internet service providers. It is possible that the compensation mechanism the FCC chooses to adopt could result in a "bill and keep" arrangement, whereby no compensation payments are exchanged at all. The FCC's decision also could impact the reciprocal compensation rates applicable to local traffic that is not destined to Internet service providers. A decision which invalidates, restructures or re-rates current reciprocal compensation arrangements could result in the reduction or elimination of revenue we receive from reciprocal compensation payments for traffic terminated over our network to Internet service providers, other customers that generate large amounts of inbound calling, and to our other local service customers. Given the uncertainty of the revenue that we receive from reciprocal compensation, we recognize such revenue only when realization is certain, which in most cases will be upon receipt of payment. We cannot at this time predict the outcome of the FCC's proceeding on remand or whether such outcome could have a material adverse impact on our business.

STATE REGULATION

        The Telecommunications Act preempts state and local statutes and regulations that prohibit the provision of competitive telecommunications services. As a result, we are free to provide the full range of local, long distance and data services in all states in which we currently operate, and in any states into which we may wish to expand. While this action greatly increases our potential for growth, it also increases the amount of competition to which we may be subject.

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

        In most states, we also are required to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate. We are required to update or amend these tariffs when we adjust our rates or add new products and are subject to various reporting and record-keeping requirements in these states. Many states also require prior approval for transfers of control of certified providers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and undertaking of significant debt obligations. States generally retain the right to sanction a service provider or to revoke certification if a service provider violates applicable laws or regulations. While we believe that we are in compliance with applicable laws and regulations, it cannot be assured that the state public utility and public service commissions or third parties will not raise issues with regard to our compliance.

LOCAL INTERCONNECTION

        The Telecommunications Act imposes a duty upon all ILECs to negotiate in good faith with potential competitive telecommunications providers to provide interconnection to their networks, exchange local traffic, make unbundled network elements available and permit resale of most local telephone services. If negotiations do not succeed, we have a right to seek arbitration with the state regulatory authority of any unresolved issues. Arbitration decisions involving interconnection arrangements in several states have been challenged and appealed to federal courts. We have entered into interconnection agreements with Verizon in Delaware, the District of Columbia, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and West Virginia, with BellSouth in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, and Tennessee, with SBC/Ameritech in Illinois, and with SBC/Southwestern Bell in Texas. We have begun to negotiate similar agreements in the other states where we are authorized to provide competitive local telecommunications services. At this time, we are not a party to any interconnection agreement arbitration proceeding. However, other interconnection arbitration agreement proceedings before the various state public utility and public service commissions may result in decisions that could have an adverse impact on our business.

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

   RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

        A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A CONCENTRATED GROUP OF CUSTOMERS AND ANY DECREASE IN REVENUE FROM THESE CUSTOMERS COULD ULTIMATELY DECREASE OUR INCOME.

        A significant portion of our revenue as a competitive telecommunications provider has been generated from a relatively small group of customers. In the three months ended December 31, 2000, our top 20 customers, approximately 1% of our customer base, accounted for approximately 15% of our revenue, and we expect that these customers will continue to account for a significant portion of our revenue in the future. The loss of a number of these key customers could significantly decrease our revenue, which would seriously harm our operating results and decrease our income.

        OUR COSTS COULD RISE IF WE ARE UNABLE TO LEASE FIBER OPTIC LINES FROM OTHERS, WHICH MAY NOT BE AVAILABLE ON ATTRACTIVE TERMS OR AT ALL.

         We initially seek to lease fiber optic lines from other telecommunications services providers to interconnect our switches and have access to our customers and the networks of other providers. We cannot assure you that service providers will lease or continue to lease fiber optic lines to us on economically attractive terms and in a timely basis. If we fail to obtain needed leased fiber optic lines on satisfactory terms, our ability to reach certain market areas could be delayed or we may need to make additional unexpected up-front capital expenditures to install our own fiber optic lines. In addition, any extended interruption in a telecommunications services provider's network from which we lease fiber optic lines could disrupt our operations and have a material adverse effect on us.

        RESISTANCE BY POTENTIAL CUSTOMERS TO ACCEPT US AS A NEW PROVIDER OF TELECOMMUNICATIONS SERVICES MAY REDUCE OUR ABILITY TO INCREASE OUR REVENUE.

        The success of our service offerings will be dependent upon, among other things, the willingness of additional customers to accept us as a new provider of broadband telecommunications services. We cannot assure you that we will be successful in overcoming the resistance of potential customers to change their service provider, particularly those that purchase services from the traditional telephone companies, or that customers will buy our services. The lack of customer acceptance would reduce our ability to increase our revenue.

        OUR LIMITED OPERATING HISTORY PROVIDING TELECOMMUNICATIONS SERVICES MAKES EVALUATING OUR PERFORMANCE DIFFICULT.

        We began operating as a competitive telecommunications services provider in July 1998. Prior to that, we were a sales agent for Bell Atlantic, a business from which we transitioned in June 1998. As a result of our limited operating history as a competitive telecommunications services provider, you have limited operating and financial data with which to evaluate our past performance and determine how we will perform in the future. We cannot assure you that we will be able to successfully operate our business in the furture.

        WE HAVE A HISTORY OF OPERATING LOSSES, AND WE MAY NOT BE PROFITABLE IN THE FUTURE.

        We have incurred significant losses since we began operations as a competitive telecommunications services provider and expect to continue to incur losses in the future as we build our network and expand our operations. As of December 31, 2000, we had an accumulated deficit of $183.9 million. We expect to experience losses during our network and service deployment which will continue for the foreseeable future. The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, your investment in our common stock may result in a complete loss of your invested capital.

        If we cannot achieve profitability from operating activities, we may not be able to meet:

        o       our capital expenditure requirements;

        o       our debt service obligations; or

        o       our working capital needs.

        OUR FAILURE TO PROPERLY MANAGE GROWTH COULD ADVERSELY AFFECT THE CONTINUED IMPLEMENTATION AND EXPANSION OF OUR SERVICE OFFERINGS.

        If we successfully implement our business plan, we will rapidly expand our operations. We cannot assure you that we will successfully implement the necessary operational and financial systems or that we will successfully maintain the systems necessary to efficiently manage a competitive business in an evolving industry. Any failure to implement and improve these systems at a pace consistent with the growth of our business and industry changes could cause customers to switch service providers which would have a material adverse effect on us.

        We expect to expand our business plan to include additional switches, network capacity, markets, and telecommunications services. We cannot assure you that we can:

        o deploy additional switches and/or network capacity in an manner that is technically or economically feasible;

        o       successfully develop or market additional products and services;
                or

        o operate and maintain our network and telecommunications services profitably.

        IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY MANAGEMENT AND PERSONNEL, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

        We believe that our future success will be due, in part, to our experienced executive management team. Losing the services of one or more members of our executive management team could adversely affect our business and our expansion efforts and possibly prevent us from:

        o further deploying and improving our operational, financial and information systems and controls;

        o hiring and retaining qualified sales, marketing, administrative, operating and technical personnel; and

        o       training and managing new personnel.

        In addition, competition for qualified employees has intensified in recent years, especially in the Northern Virginia region where we are headquartered, and may become even more intense in the future. Our ability to implement our business plan is dependent upon our ability to hire and retain a large number of new employees, especially sales qualified personnel each year. If we are unable to hire sufficient qualified personnel, our ability to increase revenue could be impaired, and customers could experience delays in installation of service or experience lower levels of customer care.

        WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OTHER COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO WHICH COULD CAUSE US TO LOSE CUSTOMERS AND IMPEDE OUR ABILITY TO ATTRACT NEW CUSTOMERS.

        The telecommunications industry is highly competitive and is directly affected by the introduction of new services and/or technologies by, and the market activities of, major industry participants. Several of our competitors are substantially larger and have greater financial, technical and marketing resources than we do. We have not achieved, and do not expect to achieve, significant market share for any of the broadband telecommunications services we offer in our target markets. In particular, larger competitors have certain advantages over us which could cause us to lose customers and impede our ability to attract new customers, including:

        o long-standing relationships and brand recognition with customers;

        o financial, technical, marketing, personnel and other resources substantially greater than ours;

        o more funds to deploy telecommunications services and new technologies;

        o potential to lower prices of competitive telecommunications services; and

        o       fully-deployed networks.

        We face competition from other current and potential market entrants, including:

        o domestic and international long distance providers seeking to enter, re-enter or expand entry into the local telecommunications services marketplace; and

        o other domestic and international competitive telecommunications services providers, resellers, cable television companies and electric utilities.

        A continuing trend toward combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors which could cause us to lose customers and impede our ability to attract new customers.

        THE CONDUCT OF THE TRADITIONAL TELEPHONE COMPANIES, INCLUDING VERIZON, COULD CAUSE US TO LOSE CUSTOMERS.

        Currently, we depend on our interconnection agreements with Verizon, BellSouth and GTE and, in the future, we will need to execute similar agreements with the other traditional telephone companies operating in our target markets. Interconnection agreements are agreements between local telecommunications services providers that set forth the terms and conditions governing how those providers will interconnect their networks and/or purchase or lease certain network facilities and services. Our interconnection agreements with Verizon, BellSouth and GTE provide that our connection and maintenance orders will receive the same attention as Verizon's, BellSouth's and GTE's end-user customers and that Verizon, BellSouth and GTE will provide capacity at key telecommunications intersections to keep call blockage within industry standards. Accordingly, we are and will continue to be dependent on Verizon, BellSouth and GTE and, as we expand our network, we will be dependent on other traditional telephone companies, to assure uninterrupted service and competitive services. Blocked calls result in customer dissatisfaction and risk the loss of business. Interconnection agreements, such as our agreements with Verizon, BellSouth and GTE, typically have short terms, requiring us to renegotiate frequently. Some of our interconnection agreements have one year or less remaining before we will have to renegotiate them. If the terms of any interconnection agreements are not favorable to us, it could have a material adverse effect on our business.

        Traditional telephone companies may not provide timely installation of business access lines or adequate service quality, thereby impairing our reputation with customers who can choose to switch back to the traditional telephone company. In addition, the prices set forth in our interconnection agreements may be subject to significant rate increases at the discretion of the regulatory authority in each state in which we operate. Part of our profitability depends on these state-regulated rate structures. We cannot assure you that the rates charged to us under the interconnection agreements will allow us to offer competitive rates to attract a sufficient number of customers and to operate our business profitably.

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

        A SYSTEM FAILURE COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE WHICH COULD CAUSE US TO LOSE CUSTOMERS.

        Our success will require that our network provides competitive reliability, capacity and security. Some of the risks to our network and infrastructure include:

        o       physical damage to business access lines;

        o       power surges or outages;

        o       capacity limitations;

        o       software defects;

        o       lack of redundancy; and

        o       disruptions beyond our control.

        Such disruptions may cause interruptions in service or reduced capacity for customers, any of which could cause us to lose customers.

        IF OUR BACK OFFICE AND CUSTOMER CARE SYSTEMS ARE UNABLE TO MEET THE NEEDS OF OUR CUSTOMERS, WE MAY LOSE CUSTOMERS.

        Sophisticated back office processes and information management systems are vital to our growth and our ability to achieve operating efficiencies. We are dependent on ADC for our billing system, Metasolv for our provisioning systems, and Vitria for our customer support system. We cannot assure you that these systems will perform as expected as we grow our customer base which could cause us to lose customers. The following could prevent our back office and customer care systems from meeting the needs of our customers:

        o failure of third-party vendors to deliver products and services in a timely manner at acceptable costs;

        o       our failure to identify key information and processing needs;

        o       our failure to integrate products or services effectively;

        o       our failure to upgrade systems as necessary; or

        o our failure to attract and retain qualified systems support personnel.

RISKS RELATED TO OUR INDUSTRY

        WE COULD LOSE REVENUE IF CALLS TO INTERNET SERVICE PROVIDERS ARE TREATED AS LONG DISTANCE INTERSTATE CALLS.

        The Telecommunications Act requires both CLECs and ILECs to establish reciprocal compensation arrangements for the transport and termination of local telecommunications traffic. In late 1998 and early 1999, the FCC determined that calls from a customer to an Internet service provider are primarily interstate in nature. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC's determination that dial-up calls to Internet service providers are not "local" calls for purposes of reciprocal compensation, and remanded the matter to the FCC for further consideration. The FCC currently is determining whether reciprocal compensation or some other form of inter-carrier compensation mechanism should apply to the exchange of dial-up calls to Internet service providers. It is possible that the compensation mechanism the FCC chooses to adopt could result in a "bill and keep" arrangement, whereby no compensation payments are exchanged at all. The FCC's decision also could impact the reciprocal compensation rates applicable to local traffic that is not destined to Internet service providers. A decision which invalidates, restructures or re-rates current reciprocal compensation arrangements could result in the reduction or elimination of revenue we receive from reciprocal compensation payments for traffic terminated over our network to Internet service providers, other customers that generate large amounts of inbound calling, and to our other local service customers. Given the uncertainty of the revenue that we receive from reciprocal compensation, we generally recognize such revenue only upon receipt of payment. In the absence of a federal rule, the FCC determined that state commissions have authority to determine the appropriate treatment of reciprocal compensation for Internet service provider traffic. Disputes over the appropriate classification of Internet service provider traffic are pending in states and federal legislation seeking to resolve this issue has been and continues to be proposed and considered. We cannot at this time predict the outcome of the FCC's proceeding on remand or various state proceedings or whether such outcomes could have a material adverse impact on our business.

        WE COULD LOSE REVENUE IF CLEC ACCESS CHARGES ARE REGULATED.

        The FCC regulates the interstate access rates charged by ILECs to long distance carriers for the local origination and termination of interstate long distance traffic. The FCC has initiated a proceeding to address the issue of whether it should begin to regulate the access charges imposed by CLECs. Currently, CLECs are free to charge access rates at any level they deem appropriate, subject to overarching statutory requirements that such rates must be just, reasonable and non-discriminatory. While we are unable to predict the outcome of the FCC proceeding, a mandatory reduction in access charge rates could have a material adverse effect on our financial condition. AT&T has challenged the switched access rates of Net2000 and many other CLECs and has withheld some or all payments for the switched access charges. On April 17, 2000, we and several other CLECs filed a lawsuit against AT&T in the Federal District Court of the Eastern District of Virginia requesting that AT&T pay outstanding access charges. AT&T filed a counterclaim alleging that the CLEC access charges are unjust and unreasonable. The district court has stayed its decision in this case and referred the complaint to the FCC to rule on certain issues. We cannot provide any assurances as to the amount of payments that we will ultimately receive, the actual outcome of the FCC proceeding or the pending lawsuit. A decision by the FCC to regulate CLECs' access charges could result in the reduction of those charges for all CLECs and thereby reduce our access charge revenues.

        WE MAY NOT REALIZE THE BENEFITS OF ENHANCED EXTENDED LINKS (EELS).

        We expect to reduce network operating costs by converting a significant number of retail-priced special access circuits to cost-based EELs. EELs are physically identical to special access circuits, however, EELs are used principally for local voice traffic and are lower priced. Under the FCC's rules, which went into effect in February 2000, a CLEC attempting to provision an EEL, must first order a special access circuit and certify that the circuit is being used for local voice service. State commissions can set their own provisioning rules and, in some states, EELs can be provisioned directly, bypassing the ordering and converting of special access circuits prior to obtaining EELs. ILECs have hindered CLECs' attempts to convert special access circuits to EELs as required by the FCC's rules. On November 6, 2000, we filed a formal complaint against Verizon at the FCC requesting that Verizon immediately convert Net2000 special access circuits to EELs. We cannot predict the outcome of this FCC complaint or the amount of EEL savings that we will ultimately receive.

        DEREGULATION OF THE TELECOMMUNICATIONS INDUSTRY INVOLVES UNCERTAINTIES, AND THE RESOLUTION OF THESE UNCERTAINTIES COULD ADVERSELY AFFECT OUR BUSINESS BY FACILITATING GREATER COMPETITION AGAINST US, REDUCING POTENTIAL REVENUES OR RAISING OUR COSTS.

        The Telecommunications Act provides for significant deregulation of the telecommunications industry, including the local telecommunications and long distance industries. This federal statute and the related regulations remain subject to judicial review and additional rulemakings of FCC making it difficult to predict what effect the legislation will have on us, our operations and our competitors. Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced, that address issues affecting our operations and those of our competitors, which may cause significant changes to our industry. We cannot predict the outcome of these developments, nor can we assure you that these changes will not have a material adverse effect on us. [For a more thorough discussion of the regulatory issues that may affect our business, see "Regulatory."]

        FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN.

        We make forward-looking statements in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections and elsewhere in this report. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions to identify forward-looking statements.

        Because these forward-looking statements involve risks and uncertainties, including those described in this "Risk Factors" section, our actual results may differ materially from those expressed or implied by these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our earnings are affected by changes in interest rates as our long term debt has variable interest rates based on either the Prime Rate or LIBOR. If interest rates for our long term debt average 10% more for the twelve months ended December 31, 2000 than they did during 1999, our interest expense would increase, and loss before taxes would increase by $6.1 million for the year ending December 31, 2000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and outstanding debt balances. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Our consolidated financial statements, including our consolidated balance sheets as of December 31, 2000 and 1999, consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998, consolidated statements of stockholders' equity and (deficit) for the years ended December 31, 2000, 1999 and 1998, consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998 and notes to our consolidated financial statements, together with a report thereon of Ernst and Young LLP, dated February 7, 2001, are attached hereto as pages F-1 through F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

        Reference is made to the information set forth under the captions "Election of Directors" and "Executive Officers" appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference

ITEM 11. EXECUTIVE COMPENSATION.

        Reference is made to the information set forth under the captions "Election of Directors" and "Executive Officers" appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Reference is made to the information set forth under the captions "Principal Stockholders" appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Reference is made to the information set forth under the captions "Certain transactions and relationships" appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Documents filed as part of the report:              Page Number
                                                                 -----------

         (1)   Report of Independent Accountants

               Consolidated Balance Sheets as of December 31, 2000 and 1999.

               Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

               Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998.

               Consolidated Statements of cash flows for the years ended December 31, 2000, 1999 and 2000.

               Notes to Consolidated Financial Statements

         (2)   Financial Statement Schedule

         (3)   Exhibits
               The following exhibits are filed or incorporated by reference, as stated below:

Exhibit Number               Description
--------------               -----------
3.1.2*                Amended and Restated Certificate of Incorporation of
                      Net2000

3.1.4*                Amended and Restated Bylaws of Net2000

10.1* Second Amended and Restated Investor Rights Agreement dated November 4, 1998, by and among Net2000 and certain stockholders named therein

10.2*                 Employment Agreement dated July 31, 1998, by and between
                      Net2000 and Clayton A. Thomas, Jr.

10.3*                 Employment Agreement dated July 31, 1998, by and between
                      Net2000 and Mark A. Mendes

10.4*                 Employment Agreement dated July 31, 1998, by and between
                      Net2000 and Donald E. Clarke

10.5                  Stock Pledge agreement between Clayton A. Thomas Jr. and
                      Net2000 Communications Group, Inc. (Replace prior 10.5
                      exhibit filed with the S-1)

10.5.1                First Amendment to the Stock Pledge agreement between
                      Clayton A. Thomas Jr. and Net2000 Communications Group,
                      Inc.

10.6                  Loan terms between Clayton A. Thomas Jr. and Net2000
                      Communications Group, Inc. (Replace prior 10.6 exhibit filed with the S-1)

10.6.1                Promissory note between Clayton A. Thomas Jr. and
                      Net2000 Communications Group, Inc.


10.7* Employment Agreement dated November 15, 1999 by and between Net2000 and Clyde Heintzelman

10.8*                 1997 Equity Incentive Plan

10.8.1**              Amended and Restated 1997 Equiry Incentive Plan

10.9*                 1999 Stock Incentive Plan

10.10*                1999 Employee Stock Purchase Plan

10.11* Incentive Stock Option Agreement dated October 27, 1997, by and between Net2000 and Mark A. Mendes

10.11.1*              Preferred Stock Incentive Stock Option Agreement dated
                      October 27, 1997, by and between Net2000 and Mark A.
                      Mendes

10.11.2*              Amendment No. 1 to Preferred Stock Incentive Stock
                      Option Agreement dated April 1, 1998 (related to Exhibit
                      10.11.1)

10.11.3* Incentive Stock Option Agreement dated May 19, 1998, by and between Net2000 and Mark A. Mendes

10.12* Incentive Stock Option Agreement dated December 15, 1997 by and between Net2000 and Donald E. Clarke

10.12.1* Incentive Stock Option Agreement dated May 19, 1998 by and between Net2000 and Donald E. Clarke

10.12.2*              Incentive Stock Option Agreement dated November 10,
                      1999, by and between Net2000 and Donald E. Clarke

10.13* Stock Option Agreement dated November 15, 1999, by and between Net2000 and Clyde Heintzelman

10.14*                Amended and Restated Credit Agreement dated July 30,
                      1999, by and among Net2000 Communications Group, Inc.,
                      Nortel Networks, Inc. and certain lenders named therein

10.15*                Form of Amended and Restated Guaranty Agreement dated
                      July 30, 1999, signed by each of our subsidiaries and Nortel Networks, Inc.

10.16*                Form of Amended and Restated Pledge and Security
                      Agreement dated July 30, 1999, signed by each of our subsidiaries and Nortel Networks, Inc.

10.17* Note Purchase Agreement dated July 30, 1999, by and between Net2000 and Nortel Networks, Inc.

10.18*                Warrant Agreement dated July 30, 1999, by and between
                      Net2000 and Nortel Networks, Inc.

10.19* Form of Warrant Certificate dated July 30, 1999, by and between Net2000 and Nortel Networks, Inc.

10.20*                Senior Discount Notes Due 2009 issued by Net2000 on July
                      30, 1999 to the holder identified therein

10.21*                Exchange and Registration Rights Agreement dated July
                      30, 1999 by and between Net2000 and Nortel Networks,
                      Inc.

10.22*                Lease dated December 24, 1998, by and between Net2000
                      Communications Real Estate, Inc. and Wellsford/Whitehall
                      Holdings, L.L.C.

10.23*                Lease dated February 19, 1999, by and between Net2000
                      Communications Real Estate, Inc. and Murdock Atrium
                      Limited Partnership

10.24*                Sublease Agreement dated June 21, 1999, by and between
                      Net2000 Communications Real Estate, Inc. and Virginia
                      Electric and Power Company

10.25*                Office Lease dated May 26, 1999, by and between Net2000
                      Communications Real Estate, Inc. and KDC-Dulles Tech,
                      LLC

10.26*                Letter of Intent, Dated January 7, 2000, by and between
                      Net2000 and Access One Communications Corp.

10.27*+ Letter of Intent, dated February 14, 2000, by and between Net2000 and Williams Communications, Inc.

10.28**               Lease dated October 31, 1999, by and between Net2000
                      Communications Real Estate, Inc, and Hudson Telecom
                      Center, LLC

10.29**               Lease dated December 6, 1999, by and between Net2000
                      Communications Real Estate, Inc, and Hood Business Park,
                      LLC

10.30**               Lease dated December 15, 1999, by and between Net2000
                      Communications Real Estate, Inc, and Callowhill
                      Management, Inc.

10.31**               Lease dated April 11, 2000, by and between Net2000
                      Communications Real Estate, Inc, and Permiter Center
                      Investors, LLC

10.32**               Lease dated May 15, 2000 by and between Net2000
                      Communications Real Estate, Inc and Carlyle Core
                      Chicago, LLC

10.33**               Second Amended and Restated Credit Agreement dated June
                      28, 2000, by and among Net2000 Communications Group,
                      Inc., Toronto Dominion (Texas), Inc., and certain lenders named therein

10.34                 Lease dated October 11, 2000 by and between Net2000
                      Communications Real Estate, Inc and Charles E Smith Real
                      Estate Services, LP

10.35                 Employment Agreement dated July 26, 2000, by and between
                      Net2000 Communication, Inc. and Carl Pavolic

10.36 Employment Agreement dated February 16, 2001, by and between Net2000 Communication, Inc. and James Garrettson

21*                   Subsidiaries of Net2000


23.1                  Consent of Ernst & Young, LLP

24.1                  Power of Attorney (included in signature pages)

-------------------------------------------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-31987

** Incorporated by reference to the Company's quarterly report on Form 10-Q, filed with the SEC as of August 14, 2000

+ Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 406 of the Securities and Exchange Act of 1933.

     (b)    Reports on form 8-K

            None.

     (c)    Exhibits
            The exhibits requested by this item are listed under item
            14(a)(3).

     (d)    Financial Statement Schedules
            All schedules have been omitted because they are either included in the accompanying footnotes to the financial statements or are not applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NET 2000 COMMUNICATIONS, INC.


        By:  /s/ CLAYTON A. THOMAS, JR.
            ---------------------------------
        Clayton A. Thomas, Jr.
        Chairman and Chief Executive
        Officer

                              POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nancy A. Spangler, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons in the capacities and on the date indicated.

NAME                                  TITLE                           DATE
----                                  -----                           ----


/s/ CLAYTON A. THOMAS, JR.
--------------------------     Chief Executive Officer,          April 13, 2001
Clayton A. Thomas, Jr.         Director and Chairman
                               (Principal Executive Officer)




                               Executive Vice President          April 13, 2001
/s/ DONALD E. CLARKE           and Chief Financial
------------------------       Officer (Principal Financial
Donald E. Clarke               Officer)




                               Executive Vice President          April 13, 2001
/s/ MARK MENDES                and Chief Operating
-----------------------        Officer (Principal Operating
Mark Mendes                    Officer)


/s/ CLYDE HEINTZELMAN
------------------------
Clyde Heintzelman              President and Director            April 13, 2001


/s/ DUANE ALBRO
------------------------
Duane Albro                    Director                          April 13, 2001


/s/ ERIC GEIS
------------------------
Eric Geis                      Director                          April 13, 2001



/s/ STEVEN T. FRANCESCO
------------------------
Steven T. Francesco            Director                          April 13, 2001



/s/ PATRICK GROSS
------------------------
Patrick Gross                  Director                          April 13, 2001

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         NET2000 COMMUNICATIONS, INC.



Report of Independent Auditors............................................................  F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2000 and 1999..............................  F-3
Consolidated Statements of Operations for the Years Ended December 31, 2000,
   1999 and 1998..........................................................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
   December 31, 2000, 1999 and 1998.......................................................  F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000
   1999 and 1998..........................................................................  F-6
Notes to Consolidated Financial Statements................................................  F-7

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Net2000 Communications, Inc.

     We have audited the accompanying consolidated balance sheets of Net2000 Communications, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Net2000 Communications, Inc. at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended in December 31, 2000, in conformity with auditing principles generally accepted in the United States.


                                                   /s/ Ernst & Young LLP


McLean, VA
February 7, 2001
   Except for Note 13, as to which the date is April 12, 2001.

                         NET2000 COMMUNICATIONS, INC.

                         CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                            DECEMBER 31,     DECEMBER 31,
                                                                2000             1999
                                                           ---------------  ---------------

                                             ASSETS
Current assets:
  Cash and cash equivalents..............................  $      49,194    $       5,523
  Investments available for sale.........................         15,720               --
  Restricted cash........................................          4,582            3,517
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $4,370 and $1,919 at
    December 31, 2000 and December 31, 1999, respectively         19,143            7,595
  Other current assets...................................          3,620            1,528
                                                           ---------------  ---------------
Total current assets.....................................         92,259           18,163
Property and equipment, net of accumulated
  depreciation...........................................        156,973           72,592
Other noncurrent assets..................................         26,150            3,598
Unamortized debt discount................................          1,993            7,315
                                                           ---------------  ---------------
Total assets.............................................  $     277,375    $     101,668
                                                           ===============  ===============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.......................................  $       9,333    $         792
  Accrued expenses and other current liabilities.........         24,866           17,612
  Current maturities of capital lease obligation.........          4,923            3,981
  Current maturity of note payable to bank...............             92               42
                                                           ---------------  ---------------
Total current liabilities................................         39,214           22,427
Capital lease obligation, less current maturities........          3,846            4,573
Related party noncurrent liabilities.....................          5,504           26,428
Other noncurrent liabilities.............................             --              215
Notes payable............................................         95,000           41,390
Notes payable to bank....................................             48               76
Redeemable convertible Series A, B and C preferred stock,
  $0.01 par value; 11,738,437 shares authorized, no shares
  and 11,738,437 issued and outstanding at December 31,
  2000 and December 31, 1999 respectively................             --           80,940

Stockholders' equity (deficit):
  Common stock, $0.01 par value; 200,000,000 shares
    authorized, 38,447,418, and 10,189,562 shares issued
    and outstanding December 31, 2000 and December 31,
    1999, respectively...................................            384              102
Additional capital.......................................        324,148           16,707
Deferred stock compensation..............................         (6,843)          (7,002)
Accumulated deficit......................................       (183,926)         (84,188)
                                                           ---------------  ---------------
         Total stockholders' equity (deficit)............        133,763          (74,381)
                                                           ---------------  ---------------
         Total liabilities and stockholders' equity
           (deficit).....................................  $     277,375    $     101,668
                                                           ===============  ===============

                           See accompanying notes.

                         NET2000 COMMUNICATIONS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                 YEAR ENDING DECEMBER 31,
                                                          --------------------------------------
                                                              2000        1999          1998
                                                          -----------  ------------  -----------
Revenues:
  Telecommunications...................................   $  61,774    $  27,693     $   6,466
  Agency commissions and other.........................          --           --         2,953
                                                          -----------  ------------  -----------
Total revenues.........................................      61,774       27,693         9,419

Operating costs and expenses:
  Operating costs......................................      46,556       22,375         7,888
  Selling, general and administrative (exclusive of
    non-cash compensation expense shown below).........      86,057       41,162        15,075
  Non-cash compensation expense........................       2,792        1,646            63
  Depreciation and amortization........................      17,865        3,865           687
                                                          -----------  ------------  -----------
Loss from operations...................................     (91,496)     (41,355)      (14,294)

Other income (expenses):
  Interest and dividend income.........................       6,996        1,059           679
  Interest expense.....................................      (6,738)      (2,089)         (155)
  Settlement of supplier dispute.......................          --        3,500            --
  Miscellaneous (expense) income.......................         (17)          92             3
                                                          -----------  ------------  -----------
Loss before provision for income taxes and                  (91,255)     (38,793)      (13,767)
  extraordinary item...................................
Provision for income taxes.............................          --           --            --
                                                          -----------  ------------  -----------
Loss before extraordinary item.........................     (91,255)     (38,793)      (13,767)
Extraordinary debt extinguishment loss.................      (4,724)          --            --
                                                          -----------  ------------  -----------
Net loss...............................................     (95,979)     (38,793)      (13,767)
Preferred stock accretion..............................      (3,759)     (21,537)       (8,903)
                                                          -----------  ------------  -----------
Net loss available to common stockholders..............    $(99,738)    $(60,330)     $(22,670)
                                                          ===========  ============  ===========

Pro forma net loss available to common stockholders....    $(95,979)    $(38,793)
                                                          ===========  ============
Basic and diluted loss per shares:
  Available to common stockholders before
    extraordinary item.................................   $    (2.87)  $    (5.97)   $    (2.25)
  Extraordinary loss...................................         (.14)         --            --
                                                          -----------  ------------  -----------
  Available to common stockholders.....................   $    (3.01)  $    (5.97)   $    (2.25)
                                                          ===========  ============  ===========
Pro forma basic and diluted loss per share:
  Available to common stockholders before
    extraordinary item.................................   $    (2.55)  $    (1.57)
  Extraordinary loss...................................         (.13)         --
                                                          -----------  ------------
  Available to common stockholders.....................   $    (2.68)  $    (1.57)
                                                          ===========  ============
Shares used in calculation of loss per share:
Basic and diluted......................................   33,140,869   10,113,042    10,079,793
Pro forma basic and diluted............................   35,786,827   24,786,087

                            See accompanying notes

                         NET2000 COMMUNICATIONS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                             COMMON SHARES                          DEFERRED                         TOTAL
                                       ---------------------------  ADDITIONAL        STOCK       ACCUMULATED    STOCKHOLDERS'
                                          SHARES        AMOUNTS       CAPITAL     COMPENSATION      DEFICIT          EQUITY
                                       -------------  ------------  ------------  --------------  -------------  ---------------
Balance at December 1997.......        10,000,000     $      100    $      87     $        (87)   $     (1,188)  $     (1,088)
  Net loss.....................                --             --           --               --         (13,767)       (13,767)
  Exercise of stock options....           109,490              1           74               --              --             75
  Issuance of compensatory
   stock options...............                --             --          138             (138)             --             --
  Amortization of deferred
   stock compensation..........                --             --           --               63              --             63
  Accretion of Preferred Stock.                --             --           --               --          (8,903)        (8,903)
                                       -------------  ------------  ------------  --------------  -------------  ---------------

Balance at December 1998.......        10,109,490            101          299             (162)        (23,858)       (23,620)
  Net loss.....................                --             --           --               --         (38,793)       (38,793)
  Exercise of stock options....            80,072              1           19               --              --             20
  Issuance of compensatory
   stock options...............                --             --        8,486           (8,486)             --             --
  Amortization of deferred
   stock compensation..........                --             --           --            1,646              --          1,646
  Issuance of Warrants.........                --             --        7,903               --              --          7,903
  Accretion of Preferred Stock.                --             --           --               --         (21,537)       (21,537)
                                       -------------  ------------  ------------  --------------  -------------  ---------------

Balance at December 1999.......        10,189,562            102       16,707           (7,002)        (84,188)       (74,381)
  Net loss.....................                --             --           --               --         (95,979)       (95,979)
  Conversion of preferred              14,673,045            147
  stock........................                                        84,552               --              --         84,699
  Initial public offering......        11,500,000            115      212,052               --              --        212,167
  Issuance of common stock.....           400,000              4        6,072               --              --          6,076
  Exercise of stock options
   and employee stock purchase
   plan........................         1,684,811             16        2,133               --              --          2,149
  Issuance of compensatory
   stock options...............                --             --        2,632           (2,632)             --             --
  Amortization of deferred
   stock compensation..........                --             --           --            2,791              --          2,791
  Accretion of Preferred Stock.                --             --           --               --          (3,759)        (3,759)
                                       -------------  ------------  ------------  --------------  -------------  ---------------

Balance at December 2000.......        38,447,418     $      384    $ 324,148     $     (6,843)   $   (183,926)  $    133,763
                                       =============  ============  ============  ==============  =============  ===============

                            See accompanying notes

                         NET2000 COMMUNICATIONS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                         YEAR ENDED
                                                                         DECEMBER 31,
                                                        ------------------------------------------------
                                                             2000            1999             1998
                                                        ---------------  --------------  ---------------
OPERATING ACTIVITIES
Net loss.............................................   $    (95,979)    $    (38,793)   $    (13,767)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation.......................................         13,864            3,477             662
  Amortization.......................................          4,001              388              25
  Allowance for doubtful accounts....................          4,725            1,690             219
  Deferred stock compensation........................          2,792            1,645              63
  Amortization of debt discount......................            598              587              --
  Extraordinary debt extinguishment loss.............          4,724               --              --
  Changes in operating assets and liabilities:
     Accounts receivable.............................        (12,551)          (5,667)         (2,791)
     Other current assets............................           (696)          (1,477)              7
     Other noncurrent assets.........................         (6,865)          (3,093)           (427)
     Accounts payable................................          4,282             (610)          1,036
     Accrued expenses and other current liabilities..         10,217           13,942           3,256
     Other noncurrent liabilities....................           (488)             216              --
                                                        ---------------  --------------  ---------------
Net cash used in operating activities................        (71,376)         (27,695)        (11,717)

INVESTING ACTIVITIES
Acquisition of property and equipment................       (114,815)         (36,147)         (2,031)
Acquisition net of cash..............................         (8,292)              --              --
Purchase of investments available for sale...........        (82,027)              --              --
Sale of investments available for sale...............         66,307               --              --
Increase in restricted cash..........................         (1,065)          (2,568)           (949)
                                                        ---------------  --------------  ---------------
Net cash used in investing activities................       (139,892)         (38,715)         (2,980)

FINANCING ACTIVITIES
Proceeds from line of credit.........................             --               --              75
Repayments on line of credit.........................             --               --            (515)
Proceeds from note payable...........................        138,870              125              --
Repayments on note payable...........................        (92,905)              (7)             --
Proceeds from issuance of common stock...............        212,167               --              --
Proceeds from notes payable to related party.........             --           41,390              --
Proceeds from exercise of stock options and
  employee stock purchase plan.......................          2,149               20              75
Proceeds from sale of redeemable convertible
  preferred stock....................................             --               --          47,000
Repayment of capital leases..........................         (5,342)          (3,034)           (847)
                                                        ---------------  --------------  ---------------
Net cash provided by financing activities............        254,939           38,494          45,788

Net increase (decrease) in cash......................         43,671          (27,916)         31,091
Cash at the beginning of period......................          5,523           33,439           2,348
                                                        ---------------  --------------  ---------------
Cash at the end of period............................   $     49,194     $      5,523    $     33,439
                                                        ===============  ==============  ===============

                            See accompanying notes

                         NET2000 COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. ORGANIZATION

    Net2000 Group, Inc. was formed on June 18, 1993 under the laws of the State of Virginia and on October 23, 1997, was reincorporated in the state of Delaware. On November 1, 1998, Net2000 Group, Inc. entered into a recapitalization transaction whereby it exchanged all of its stock with Net2000 Communications, Inc. As a result of the exchange, Net2000 Group Inc. became a wholly owned subsidiary of Net2000 Communications, Inc. and accordingly, the financial statements of Net2000 Communications, Inc. include the financial position and results of operations of Net2000 Group, Inc. for all periods prior to the transaction as the successor to Net2000 Group, Inc. Subsequent to the transaction, the ownership interest of Net2000 Communications, Inc. is identical to that of Net2000 Group, Inc. prior to the exchange of stock. References to "the Company" represent Net2000 Group, Inc. for periods prior to the exchange and Net2000 Communications, Inc. for all subsequent periods.

    Subsequent to the transaction, several wholly-owned subsidiaries were created to address specific organizational functions, including Net2000 Communications Holdings, Inc., Net2000 Investments, Inc., Net2000 Communications Group, Inc., Net2000 Communications Capital Equipment, Inc., Net2000 Communications Real Estate, Inc., Net2000 Communications Operations, Inc., Net2000 Communications of Virginia, LLC and Net2000 Communications California, Inc. In addition, Net2000 Group, Inc. changed its name to Net2000 Communications Services, Inc.

    During 1998, the Company changed its primary business activity from the selling of network services of Bell Atlantic on a commission basis to the resale of local, long-distance, and data services. In 1999, the Company transitioned to a rapidly-growing, innovative provider of state-of-the-art broadband telecommunications services.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

   USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         NET2000 COMMUNICATIONS, INC.

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  CASH AND CASH EQUIVALENTS

    For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. On December 31, 2000, 1999, and 1998, the Company had investments of $10,209, $5,993 and $32,870 respectively, in securities with maturities of less than three months which are included in cash and cash equivalents.

  CONCENTRATION OF CREDIT RISK

    The Company is subject to credit risk through trade receivables and short-term cash investments. Credit risk with respect to trade receivables is minimized because the Company performs upfront and onging credit evaluations of its customers' financial condition and, based on these evaluations, may require collateral in the form of deposits or letters of credit from its customers. Short-term cash investments are placed with high credit-quality financial institutions and in low risk, liquid instruments. The Company limits the amount of credit exposure in any one institution or type of investment instrument. The Company does not believe that this concentration of credit risk represents a material risk of loss with respect to its financial position as of December 31, 2000.

  INVESTMENTS AVAILABLE FOR SALE

    The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value on the balance sheets. As of December 31, 2000, all investments were held in commercial paper. Any unrealized gains or losses, net of taxes, are reported as a separate component of stockholders' equity, if deemed material. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in interest income. As of December 31, 2000, there are no material unrealized gains or losses on investments.

  STOCK COMPENSATION

    The Company accounts for its stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25") using the intrinsic value method. Stock-based compensation related to stock options granted to non-employees is accounted for using the fair value method in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). The Company has made pro forma disclosures required by SFAS No. 123.

  GOODWILL AND OTHER INTANGIBLE ASSETS

  Goodwill and other intangible assets represent the amortized excess cost of an acquired business over the fair value of the net tangible assets at the date of acquisition. Goodwill and intangible assets are being amortized on the straight-line basis over 5 years. The carrying value of goodwill is evaluated periodically based on fair values or undiscounted operating cash flow whenever significant events or changes occur which might impair recovery of recorded costs. The Company believes that no material impairment of goodwill exists at December 31, 2000. Amortization of goodwill and other intangible assets was approximately $1,818 during the year ended December 31, 2000, and is included in depreciation and amortization expense.

                         NET2000 COMMUNICATIONS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  INVENTORIES

    Inventories for the resale of interactive video equipment consist of finished goods and are stated at the lower of first-in, first out cost or market. As of December 31, 2000, inventory is $1,035 and is included in other current assets.

  REVENUE RECOGNITION

    The Company recognizes telecommunications services revenues over the period in which the services are provided. Monthly recurring charges include fees paid by customers for lines in service and additional features on those lines. Usage charges are billed in arrears and are fully earned as usage is accrued on the provider's network. Non-recurring revenue, typically for installation fees for new customer lines, is deferred and amortized to income over the expected customer life. Commission revenues on agency sales and equipment sales are recognized when the product has been installed or shipped and accepted by the customer.

    In December 1999, the SEC issued Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101), which must be adopted for the fourth quarter of 2000. SAB No. 101 provides guidance on revenue recognition, revenue realization and the earnings process, and requirements for deferral of incremental costs. At December 31, 2000, SAB No. 101 did not have a material effect on the Company's financial position or result from operations.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt, to approximate the fair value of the respective assets and liabilities at December 31, 2000, 1999 and 1998.

  ADVERTISING COSTS

    For the years ended December 31, 2000, 1999, and 1998, advertising costs were $2,478, $784, and $304, respectively. All advertising costs are expensed as incurred.

  COMPREHENSIVE INCOME

    For the years ended December 31, 2000, 1999, and 1998, the Company's net income reflects comprehensive income, accordingly, no additional disclosure is presented.

  VALUATION ACCOUNTS

    A summary of the Company's allowance for bad debts is the is as follows:

           Balance at December 31, 1998..................   $    229
               Additions charged to expense..............        701
               Additions from settlement (see Note 11)...      1,500
               Accounts receivable written-off...........       (511)
                                                            -----------
           Balance at December 31, 1999..................      1,919
               Additions charged to expense..............      4,725
               Additions for reciprocal compensation.....      1,395
               Additions from acquisition................        401
               Accounts receivable written-off...........     (4,070)
                                                            -----------
           Balance at December 31, 2000..................      4,370
                                                            ===========

                         NET2000 COMMUNICATIONS, INC.

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss of these assets is measured by comparing the carrying amount of the asset to its fair value, with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or determined by various valuation techniques including discounted cash flow.

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

                                                          FOR THE YEAR ENDING DECEMBER 31,
                                                          --------------------------------
                                                         2000          1999         1998
                                                      ------------  -----------  ------------
Loss before extraordinary item..................        $ (91,255)   $ (38,793)    $ (13,767)
Preferred stock accretion.......................           (3,759)     (21,537)       (8,903)
                                                      ------------  -----------  ------------
Loss available to common stockholders before
  extraordinary item............................          (95,014)     (60,330)      (22,670)
Extraordinary item..............................           (4,724)          --          --
                                                      ------------  -----------  ------------
Net loss available to common stockholders.......        $ (99,738)   $ (60,330)    $ (22,670)
                                                      ============  ===========  ============
Pro forma net loss available to common
  stockholders..................................          (95,979)     (38,793)
Weighted average of common shares, denominator
  for basic loss per share......................        33,140,869   10,113,042    10,079,793
Effect of dilutive securities:
  Stock options.................................              --            --          --
  Warrants......................................              --            --          --
  Convertible stock.............................              --            --          --
                                                      ------------  -----------  ------------
Denominator for diluted loss per share..........        33,140,869   10,113,042    10,079,793
Pro forma adjustment for redeemable preferred
  stock.........................................         2,645,958   14,673,045         --
                                                      ------------  -----------  ------------

Pro forma denominator for basic and diluted
  loss per share................................        35,786,827   24,786,087         --
                                                      ============  ===========  ============
Loss per share
  Basic and diluted before extraordinary item...           $(2.87)      $(5.97)       $(2.25)
  Extraordinary loss............................             (.14)          --           --
                                                      ------------  -----------  ------------
  Basic and diluted.............................           $(3.01)      $(5.97)       $(2.25)
                                                      ============  ===========  ============

  Pro forma basic and diluted before
    extraordinary item..........................           $(2.55)      $(1.57)
  Extraordinary loss............................             (.13)          --
                                                      ------------  -----------
  Pro forma basic and diluted...................           $(2.68)      $(1.57)
                                                      ============  ===========

    Due to their anti-dilutive effects, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

                         NET2000 COMMUNICATIONS, INC.

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4. PROPERTY AND EQUIPMENT

    Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life ranging between three and eight years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Interest capitalized and included in the cost of switch equipment totaled $1,964 and $790 for the years ending December 31, 2000 and 1999 respectively.

    The Company capitalizes certain software purchases and implementation costs in accordance with SFAS 86.

    Construction in process includes equipment and other costs for switches which are not complete as of the balance sheet dates. When construction of a switch is complete, the balance of the assets are transferred to switch equipment and depreciated in accordance with the Company's policy.

    Property and equipment consist of the following:

                                                               DECEMBER 31,
                                                    -----------------------------------
                                                          2000               1999
                                                          ----               ----
   Software......................................   $    18,889         $   11,978
   Computer equipment............................        13,731              9,005
   Office furniture and equipment................         9,691              4,951
   Leasehold improvements........................        26,255              7,973
   Vehicles......................................           609                295
   Switch equipment..............................        78,202             21,958
   Construction in process.......................        30,202             21,130
                                                    ------------------  ---------------
                                                        177,579             77,290
   Less accumulated depreciation and
   amortization..................................       (20,606)            (4,698)
                                                    ------------------  ---------------
                                                    $   156,973         $   72,592
                                                    ==================  ===============

5. DEBT

  SECURED CREDIT FACILITIES

    On November 2, 1998, Net2000 Communications Group, Inc., a subsidiary of the Company (see Note 1, Organization) entered into credit facilities with Northern Telecom, Inc. ("Nortel"), the Series C Preferred shareholder (see
Note 7), in the aggregate principal amount of $140,000. The agreement consisted of a Term Loan Facility in an aggregate principal amount of $120,000 and a Revolving Loan Facility with availability of $20,000 (together, the "Credit Agreement").

    On July 30, 1999, the Company amended the Credit Agreement to restructure the existing $140,000 senior secured facility to provide for additional working capital availability. The revised agreement provided for a Senior Term Loan Facility in the aggregate principal amount of $75,000, and a Senior Discount Note with a face amount of $75,000. The Senior Term Loan Facility could only be used to purchase Nortel goods and services. The Senior Discount Note was used for general corporate purposes. The Senior Term Loan Facility was secured by a first priority perfected security interest in or first priority lien on all present and future assets of the Company. The Senior Discount Note was unsecured. Interest on the Senior Term Loan Facility accrued at a Prime Rate Loan Rate plus 3.5% or Eurodollar Loan Rate plus 4.5% as defined in the terms of the amended Credit Agreement. The Senior Discount Note bore interest at the Treasury rate plus 8% per annum. Beginning the quarter after the commitment termination date, the Company was required to begin repayment of the Senior Term Loan in twenty quarterly

                         NET2000 COMMUNICATIONS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

installments. The Senior Discount Note accrued interest semi-annually in arrears until the fifth anniversary of the issuance date, after which interest was due semi-annually in arrears, with the principal due on July 30, 2009. The Senior Term Loan Facility had certain mandatory prepayment options as defined in the agreement. The Senior Discount Note has certain prepayment penalties, call limitations and mandatory redemption features as defined in the agreement. The amended Credit Agreement contained covenants which required the Company to meet certain financial measures in addition to other non financial convenants.

    In connection with the Credit Agreement, the Company issued to Nortel detachable warrants to acquire 1,119,930 shares of common stock at $0.008 per share. The fair value of the warrants, $7,900, was treated as a discount on the Company's debt and amortized as additional interest expense over the lives of the respective debt instruments. The Company used the Black-Scholes pricing model to estimate the fair value of the warrants with the following assumptions: estimated fair value of the common stock of $7.06 per share; dividend yield of 0%; risk free interest rate of 6.5%; volatility of 25%; and expected life of five years.

    On December 23, 1999, the Company's $75,000 Senior Term Loan Facility was purchased and assumed from Nortel by Goldman Sachs Credit Partners L.P. and Toronto Dominion (Texas), Inc. The First Amendment contained terms which were substantially the same as those in the Amended and Restated Credit Agreement dated as of July 30, 1999. In addition, the Company had access to incremental borrowing capacity up to $50,000, which would carry identical terms and covenants as applicable under the First Amendment and would be available, subject to certain restrictions, after $60,000 had been drawn under the original loans. No borrowing under the incremental tranche could cause there to exist a default on a pro forma basis.

    As of December 31, 1999, the Company had long-term debt outstanding under the Loan Facility held by Goldman Sachs Credit Partner L.P. and Toronto Dominion (Texas), Inc., of $41,390.

    On January 7, 2000, the Company sold an aggregate of $75,000 in principal amount of the Senior Discount Notes with Northern Telecom, Inc. and proceeds of $41,500 were received. Upon the closing of the initial public offering, $50,000 of the new delayed draw term loan facility was drawn and $49,601 of principal, accrued interest, and commitment fees outstanding on the existing $75,000 Senior Term Loan Facility was repaid, resulting in an extraordinary loss due to deferred interest charges of $4,724. In addition, underwriting and agency fees of $3,976 for the new Facility were paid.

    On June 29, 2000, the Company completed a $200,000 Senior Secured Credit Facility ("Facility") transaction with TD Securities (USA), Inc., lead arranger and syndicate manager for the Company. The new $200,000 Facility consists of a $100,000 revolving credit facility and a $100,000 delayed draw term loan facility, and replaces the existing $75,000 Senior Term Loan Facility. The new Facility will be used to refinance indebtedness under the existing bank credit facilities and will fund capital expenditures and working capital for general corporate purposes, including permitted investments and acquisitions. The Facility is secured by a first priority perfected security interest in all existing and future assets and all equity interests of the Company. Interest on both the revolving credit facility and the delayed draw term loan facility will accrue at ranges (Prime plus 2% to 3.25% for Prime Rate loans or Eurodollar rate plus 3% to 4.25% for Eurodollar loans) depending on certain debt to annualized EBITDA ratios as defined in the terms of the Facility agreement. Repayment of accrued interest on a Prime Rate loan is on each quarterly due date. Repayment on accrued interest on a Eurodollar loan is on the last day of the interest period and, in the case of interest period greater than three months, at three months intervals after the first day of such interest period. The Facility also requires a fees of 1.5% on the unused principal balance payable quarterly.

                         NET2000 COMMUNICATIONS, INC.

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The revolving credit facility will be available on a revolving basis over a
7.5 year period from the closing date (Revolver Maturity date). Availability of the revolving credit facility will be permanently reduced beginning December 31, 2003, in quarterly installments over the remaining four year term as defined in the Facility agreement. On the Revolver Maturity date, the revolver commitments will reduce to zero and all principal amounts outstanding will be due and payable. The delayed draw term loan facility matures 7.5 years from the closing date (Term Loan Maturity date) and provides for one $50,000 draw at closing and availability of the remaining $50,000 through a six month period from closing. Repayment of term loans outstanding begins December 31, 2003 in quarterly installments over the remaining four-year term as defined in the Facility agreement. The Facility carries restrictive covenants that, among other things, require the Company to maintain certain operating and financial performance measures. The Company was in compliance with all such restrictive covenants as of December 31, 2000 except for the EBITDA financial performance covenant. The Company obtained a waiver for this violation for the year ended December 31, 2000 on April 12, 2001, respectively. On December 29, 2000, an additional advance of $45,000 was made to the Company through the Facility. As of December 31, 2000 the company had long-term debt outstanding of $95,000 under the Facility.

    As of December 31, 2000, the Company owed $72 of accrued interest under the Senior Secured Credit Facility.

    At December 31, 2000 and 1999, the Company had purchased $5,504 and $26,400, respectively, of Nortel goods and services which have been classified as a noncurrent liability as these purchases were subsequently financed under the credit facility.

  Other Debt

    On September 20, 1999, the Company entered into a term loan agreement with a bank for a principal amount of $125 for the purchase of Company vehicles. The agreement calls for repayment over 36 months at an annual interest rate of 8.75%. Amounts outstanding under the term loan were $76 and $118 as of December 31, 2000 and 1999, respectively.

    On July 10, 2000, the Company acquired Frebon International Corporation, Inc. and assumed two notes with a principal amount of $227 for the purchase of one vehicle and video equipment. The vehicle agreement calls for repayment over 60 months at an annual interest rate of 1%. The video equipment agreement calls for weekly payments over one year ending January 28, 2001. As of December 31, 2000, the Company had $64 outstanding under the two notes.

   Long-term debt consists of the following:


                                                                 DECEMBER 31,
                                                          ---------------------------
                                                             2000           1999
                                                             ----           ----
   Delayed draw term loan facility, face amount $100,000,
      due December 30, 2007, effective interest rate of
      approximately 12.75% ............................   $    95,000   $   41,390
   Notes payable to bank...............................           140          118
                                                          ------------  -------------
      Total............................................        95,140       41,508
   Less current maturities.............................           (92)         (42)
                                                          ------------  -------------
   Total long-term debt................................   $    95,048   $   41,466
                                                          ============  =============

                         NET2000 COMMUNICATIONS, INC.

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


    Maturities of notes payable outstanding as of December 31, 2000 are as follows:


   FISCAL YEAR
   -----------
   2001............................................................  $        92
   2002............................................................           39
   2003............................................................        3,566
   2004............................................................       15,442
   2005............................................................       23,751
   Thereafter......................................................       52,250
                                                                     -------------
   Total notes payable                                               $    95,140
                                                                     =============

    The Company paid interest of $6,738, $2,089 and $173 related to the notes payable and capital leases in the years ended December 31, 2000, 1999 and 1998, respectively.

  Letters of Credit

    The Company maintains irrevocable letters of credit with seven separate vendors, which are disclosed as restricted cash on the balance sheet. The first letter of credit, in the amount of $900, has a two year term expiring on September 30, 2000 and serves as an advanced security deposit in connection with the financing of certain billing system equipment under capital lease. This letter of credit was amended on October 6, 1999 for an additional amount of $984, which represents an advanced security deposit in connection with the financing of financial and operational support system hardware, software and services under capital lease. The additional amount has a three year term expiring on October 31, 2002. The term of the original $900 amount was extended to February 28, 2002. The second letter of credit for $731 has a seven year term expiring on June 10, 2006, and represents a deposit in support of the Company's obligations under an office space lease agreement. The third letter of credit for $598 has a ten year term expiring on November 02, 2009, and represents a deposit in support of the Company's obligations under a lease agreement for its New York switch facility. The fourth letter of credit for $291 has a ten year term expiring on December 27, 2009, and represents a deposit in support of the Company's obligations under a lease agreement for its Boston switch facility. The fifth letter of credit for $100 has a five year term expiring on March 3, 2005, and represents a deposit in support of the Company's obligations under a lease agreement for its Boston sales office. The sixth letter of credit for $700 has a ten year term expiring on October 31, 2011, and represents a deposit in support of the Company's obligations under a lease agreement for its Tyson sales office. The seventh letter of credit for $200 has a five year term expiring on September 20, 2005, and represents a deposit in support of the Company's obligations under a lease agreement for its Philadelphia sales office. The letters of credit are fully collateralized by certificates of deposits maintained with a bank, with maturities ranging from 90 days to one year, and with stated interest rates of 3.95%. Accrued interest income of $78 is included in restricted cash as of December 31, 2000.

  CAPITAL LEASES

    The Company currently leases office furniture and equipment under non-cancelable capital leases. The Company had $13,579 and $12,552 of assets held under capital leases at December 31, 2000 and 1999, respectively. Amortization and depreciation related to capital leased equipment is included in depreciation and amortization expense.

                         NET2000 COMMUNICATIONS, INC.

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The future minimum lease payments under non-cancelable capital leases at December 31, 2000 are as follows:

   FISCAL YEAR
   -----------
   2001............................................................  $    5,723
   2002............................................................       3,590
   2003............................................................         513
   2004............................................................          56
                                                                     -------------
   Total minimum lease payments....................................  $    9,882
   Less amount representing interest...............................       1,113
                                                                     -------------
   Present value of minimum lease payments.........................       8,769
   Less current portion of capital lease obligation................       4,923
                                                                     -------------
   Long term portion of capital lease obligation...................  $    3,846
                                                                     =============

6. TAXES

    The Company accounts for taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse.

    For periods prior to October 31, 1997, the Company and its stockholders were taxed as an S Corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's stockholders include their pro rata share of the Company's income in their personal income tax returns. Accordingly, the Company was not subject to Federal or state income taxes during that period. On October 31, 1997, the Company sold Redeemable Convertible Series A Preferred Stock, which disqualified the S corporation election. From November 1, 1997 forward, the Company has been taxed as a C corporation.

    At December 31, 2000, the Company had net operating losses of approximately $137,982. The timing and manner in which the operating loss carryforward may be utilized in any year by the Company will be limited to the Company's ability to generate future earnings and may be limited upon a change in ownership. Current net operating loss carryforwards will begin expiring substantially in 2019. As the Company has not generated earnings and no assurance can be made of future earnings needed to utilize these net operating losses, a valuation allowance in the amount of the net deferred tax asset has been recorded. The valuation allowance increased $34,579 from December 31, 2000 to December 31, 1999.

                         NET2000 COMMUNICATIONS, INC.

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    At December 31, 2000 and 1999, deferred taxes consist of:

                                                              DECEMBER 31,
                                                     -------------------------------
                                                         2000             1999
                                                         ----             ----
   Tax Liablity
      Cash to accrual adjustment...............      $         (28)  $         (57)
      Depreciation.............................             (1,219)         (1,220)
      Capital lease............................                (93)            (94)
   Tax Assets
      Net operating loss carryforward..........             52,378          19,572
      Reserves.................................                569             205
      Allowance for bad debts..................              1,658             729
      Deferred revenue.........................                493              82
      Stock Options............................                 86              86
      Other....................................                 57              19
                                                     --------------  ---------------
                                                            53,901          19,322
      Valuation allowance......................            (53,901)        (19,322)
                                                     --------------  ---------------
   Net deferred tax asset......................      $          --   $           --
                                                     ==============  ===============

    The Company paid no income taxes for the years ended December 31, 2000, 1999 and 1998.

    A summary of the items which cause the recorded income taxes to differ from the statutory Federal income tax rate is as follows:

                              YEAR ENDED          YEAR ENDED          YEAR ENDED
                          DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                          -----------------   -----------------   -----------------
   Tax expense (benefit)
    at statutory Federal
    rate.................  $        (32,633)   $        (13,190)   $         (4,681)
   Effect of:
    State income tax,
      net................            (3,603)             (1,466)               (826)
    Stock option.........
      compensation.......             1,117                 545                  25
    Other................               540                  57                 349
    Increase in valuation
      allowance..........            34,579              14,054               5,133
                           -----------------  ------------------  -------------------
   Income tax expense....  $             --    $             --    $             --
                           =================  ==================  ===================

7. EQUITY

  EQUITY TRANSACTIONS

    On October 23, 1997, the Company reincorporated in Delaware pursuant to a statutory merger of the Virginia corporation into a newly formed Delaware corporation. On the merger date, each share of the prior Company's $1 par value common stock was exchanged for 500 shares of $0.01 par value common stock of the new Company. This transaction was accounted for as a stock split and the accompanying financial statements have been restated to reflect this transaction for all periods presented.

                         NET2000 COMMUNICATIONS, INC.

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


    On October 31, 1997, the Company sold 4,087,592 shares of Redeemable Convertible Series A Preferred Stock ("Series A Preferred Stock or Share") for $0.856 per share. On May 19, 1998 the Company sold 5,510,535 shares of Redeemable Convertible Series B Preferred Stock ("Series B Preferred Stock or Share") for $3.085 per share. Both Series A and B Preferred Shares were converted into shares of common stock upon the Company's initial public offering at a rate of 1:1.25.

    On May 19, 1998, the Board of Directors and stockholders of the Company approved a 4 for 1 stock split of the Company's $0.01 par value voting common stock. All references in the accompanying financial statements to the number of shares of common stock have been restated to reflect the split.

    On November 1, 1998 and pursuant to the recapitalization of the Company discussed in Note 1-Organization, Net2000 Group, Inc. exchanged common shares with the stockholders of the new parent company, Net2000 Communications, Inc., in a one-for-one transfer. In addition, the number of authorized shares of common stock were increased from 28 million to 30 million.

    On November 2, 1998, the Company sold 2,140,310 shares of Redeemable Convertible Series C Preferred Stock ("Series C Preferred Stock or Share") for $14.017 per share. Certain terms and conditions of the Series A and B agreements were amended and restated as a result of the Series C Preferred Stock issuance. Each Series C Preferred Share was converted into shares of common stock upon the Company's initial public offering at a rate of 1:1.25.

    On November 10, 1999, the number of authorized shares of common stock was increased from 30 million to 200 million, and the number of authorized shares of preferred stock was reduced from 12,000,000 to 11,738,437. In addition, the Board of Directors authorized the designation and issuance of up to 60 million shares of Undesignated Capital Stock, in one or more series, at $.01 par value per share. The Board of Directors can establish the preferences, rights, and privileges of each series, which may be superior to the rights of the common stock.

    Effective January 12, 2000, the Board of Directors and stockholders of the Company approved a stock dividend of 0.25 shares for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock and per share amounts have been restated to reflect the dividend.

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

    Approximately $42,300 of the proceeds from the initial public offering were used to retire outstanding notes payable and related accrued interest. The early extinguishment of the notes resulted in the Company incurring an extraordinary loss on March 10, 2000, of approximately $4,700 related to unamortized debt discount.

                         NET2000 COMMUNICATIONS, INC.

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

   ACQUISITION

    On July 10, 2000, the Company acquired FreBon International Corporation, a privately-held provider of interactive video services for a purchase price of $14,367. The purchase price at closing consisted of 400,000 shares of common stock valued at $6,075 and cash payments totaling $8,292. In addition, the Company assumed debt totaling $2,800. Earnout provisions could provide for additional cash or stock consideration up to $15,000 based on the achievement of certain revenue targets over the next year as defined in the purchase agreement.

    The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price has been allocated to assets acquired, liabilities assumed, and other identified intangible assets based on the estimated fair value on the acquisition date. The results of operations of the acquired company have been included in the Company's consolidated financial statements since the acquisition date. Approximately $3,807, $16,671, and $1,503 was allocated to net liabilities assumed, goodwill, and customer base, respectively. Amortization expense of goodwill and other intangible assets related to the acquisition was approximately $1,818 for the year ended December 31, 2000.

    The unaudited consolidated results of operations for the years ended December 31, 2000 and 1999 on a pro forma basis as though the Frebon acquisition had been acquired as of the beginning of the respective periods are as follows:

                                                          2000           1999
                                                          ----           ----
   Revenue........................................   $      68,650  $      38,203
   Net loss available to common stockholders......        (102,751)       (65,789)
   Loss available to common shareholders..........           (3.10)         (6.26)

  STOCK OPTION PLAN

    During 1997, the Company adopted a stock option plan (the "Option Plan") which allows the Company to grant up to 1,678,830 Common Stock options to employees, board members and others who contribute materially to the success of the Company. Individual grants generally become exercisable ratably over a period of four years from the grant date. The contractual term of the options is 10 years from the date of grant. In November 1998, the number of stock options reserved under the Option Plan was increased to 3,379,436. In September 1999, the number of stock options reserved under the Option Plan was increased to 4,373,388. The Company is continuing to grant options under the plan. As of December 31, 2000, 2,401,804 options were issued and outstanding to purchase common stock.

    On November 10, 1999, the Company adopted a stock incentive plan (the "Incentive Plan") which authorizes the grant of stock options, stock appreciation rights, stock awards, phantom stock, and performance awards. As of December 31, 2000, there were 4,375,000 shares reserved under the Incentive Plan, of which 3,764,761 options to purchase common stock were issued and outstanding. On December 15, 2000, the Company amended the plan to authorize an additional 1,000,000 shares of nonqualified stock option to be granted. As of December 31, 2000, there were 680,850 options to purchase common stock issued and outstanding under the amended plan.

    The Company determined the fair value of its common stock used in its accounting for stock option grants before the initial public offering based on both arm's length equity transactions and independent valuations obtained.

                         NET2000 COMMUNICATIONS, INC.

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    During 2000, 1999, and 1998, the Company issued 5,033,394, 2,349,369, and
1,689,188, options to certain employees at a weighted average exercise price of $8.58, $4.38, and $0.62, respectively. The exercise price for a portion of these options grants was below the fair market value of the common stock at the grant date. Accordingly, the Company recorded deferred stock compensation of $2,632, $8,486 and $138 for 2000, 1999, and 1998, respectively.

    During 2000, 1999, and 1998, amortization expense for stock based compensation was $2,792, $1,645, and $63, respectively, and relates to employees whose salaries are included in selling, general and administrative expense.

    Additional information with respect to the Option Plans is summarized as follows:

                                                 YEARS ENDING DECEMBER 31,
                            -----------------------------------------------------------
                                    2000                1999               1998
                                    ----                ----               ----
                                          WEIGHTED-          WEIGHTED-            WEIGHTED-
                                           AVERAGE            AVERAGE              AVERAGE
                                          EXERCISE           EXERCISE             EXERCISE
                                  SHARES    PRICE   SHARES     PRICE    SHARES      PRICE
                                  ------    -----   ------     -----    ------      -----
Outstanding at beginning
of period...................    4,297,920  $ 2.33  2,559,111  $ 0.42  1,282,595    $ 0.14
Options granted.............    5,033,394    8.58  2,349,369    4.38  1,689,188      0.62
Options exercised...........  (1,635,454)    0.90   (80,072)    0.25  (109,490)      0.69
Options canceled or expired.    (846,445)    7.16  (530,488)    2.59  (303,182)      0.29
                              -----------          ---------          ---------
Outstanding at end of
period......................    6,849,415  $ 6.67  4,297,920  $ 2.33  2,559,111    $ 0.42
                              ===========          =========          =========

Options exercisable at end
of period...................    1,199,207  $ 4.38  1,559,371  $ 0.82    838,592    $ 0.32
                              ===========          =========          =========


    The following table summarizes information about stock options outstanding at December 31, 2000:

                                  DECEMBER 31, 2000                DECEMBER 31, 2000
                                  OPTION OUTSTANDING              OPTIONS EXERCISABLE
                        --------------------------------------  ---------------------
                                        WEIGHTED-   WEIGHTED-     NUMBER    WEIGHTED-
                                         AVERAGE     AVERAGE    EXERCISABLE   AVERAGE
                           NUMBER       REMAINING   EXERCISE                 EXERCISE
RANGE OF EXERCISE PRICE  OUSTANDING   CONTRACTUAL    PRICE                    PRICE
-----------------------  ----------      LIFE (IN     -----     -----------   -----
                                          YEARS)
Less than $0.80........      727,110       6.3       $ 0.39       429,229     $ 0.39
$0.81 to 3.40..........    2,148,769       9.0         2.36       291,318       3.23
$3.41 to 8.33..........    1,273,095       8.7         6.05       244,975       5.60
$8.34 to $19.00........    2,700,441       8.3        12.08       233,685      11.87
                        ------------                            ---------
                           6,849,415       8.4       $ 6.67     1,199,207     $ 4.38
                        ============                            =========

    Had compensation expense related to the stock option plans been determined based on the fair value at the option grant dates consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and earnings per share would have been as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                    2000         1999          1998
                                                    ----         ----          ----
Net loss available to common stockholders-pro
  forma........................................... $(108,220)  $ (61,385)    $ (22,806)
Pro forma net loss per share...................... $  (3.27)   $   (6.07)    $   (2.26)

                         NET2000 COMMUNICATIONS, INC.

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The effect of applying SFAS 123 on the years ended December 31, 2000, 1999, and 1998 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options granted in future years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for all grants: volatility of 167.67%; dividend yield of 0%; expected life of ten years; and risk-free interest rate of 5.5%. The weighted average fair values of the options granted in 1998 with a stock price equal to the exercise price, with a stock price less than the exercise price and with a stock price greater than the exercise price are $3.40, $0.51 and $0.59 per share, respectively. The weighted average fair values of the options granted in 1999 with a stock price equal to the exercise price and with a stock price greater than the exercise price are $3.40 and $6.50 per share, respectively. The weighted average fair values of the options granted in 2000 with a stock price equal to the exercise price, with a stock price less than the exercise price and with a stock price greater than the exercise price are $7.39, $4.82 and $10.21 per share, respectively.

  EMPLOYEE STOCK PURCHASE PLAN

    On November 10, 1999, the Company also adopted an employee stock purchase plan (the "ESPP") which provides for the issuance of up to 1,875,000 shares of common stock. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides the Company's employees with an opportunity to purchase shares of common stock through payroll deductions. As of December 31, 2000, 49,357 shares of common stock were outstanding.

  ACCRETION TO REDEMPTION VALUE OF  CLASS A, CLASS B, AND C PREFERRED STOCK

    For the year ended December 31, 2000, 1999 and 1998, the Company has accreted its preferred stock to their redemption value based on the fair market value of the Company using the effective interest method. The Company recorded accretion totaling $3,759, $21,537 and $8,903 for the year ended December 31, 2000, 1999 and 1998, respectively.

8. COMMITMENTS

  OPERATION LEASES

    The Company currently leases and sub-leases office space, components of our communications network and equipment under non-cancelable operating leases. Rent expense for the years ended December 31, 2000, 1999, and 1998 was $8,557, $2,804, and $894, respectively.

    The future minimum lease payments under non-cancelable operating leases at December 31, 2000 are as follows:

     FISCAL YEAR
     -----------
     2001........................................................... $    13,320
     2002...........................................................      13,252
     2003...........................................................      13,123
     2004...........................................................      12,685
     2005...........................................................      12,806
     Thereafter.....................................................      47,916
                                                                     -------------
     Total.......................................................... $   113,102
                                                                     =============

                         NET2000 COMMUNICATIONS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The future minimum lease receipts under non-cancelable sub-leases at December 31, 2000 are as follows:

     FISCAL YEAR
     -----------
     2001........................................................... $       823
     2002...........................................................         405
     2003...........................................................         380
                                                                     -------------
     Total.......................................................... $     1,608
                                                                     =============

    The Company has executed employment agreements with certain key executives under which the Company is required to pay base salaries totaling $1,254 for the year ending December 31, 2001.

9. SALES OF CONSULTING DIVISION

         On October 27, 1997, the Company sold its consulting business to a third-party purchaser in exchange for $875 in cash and a 20% equity interest in the company into which the consulting business was merged. The Company recorded its investment in this company at a nominal value and accounts for it using the cost method. The Company and the purchaser entered into an agreement whereby either party can require the sale of the remaining 20% of the business to the other entity at any date after December 31, 1998. On July 29, 1999, the purchaser exercised its option to acquire the remaining 20% of the business for $64.

10. RELATED PARTY TRANSACTIONS

    On December 5, 2000, a promissory note in the amount of $1,500 was executed between Net2000 Communications Group, Inc. and Clayton A. Thomas, Jr., the Company's chairman and chief executive officer. The terms of the loan require repayment of any portion drawn to be paid back within a six month period at an annual interest rate of prime plus 1%. Interest payments are required on a monthly basis. The note is secured by all of Clayton A. Thomas, Jr.'s rights, title and interest in 1,000,000 shares of Net2000 Communications, Inc. capital stock and all dividends, cash, instruments and other property from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of the shares. As of December 31, 2000, $999 is outstanding on the note and is included in other current assets.

11. SIGNIFICANT CUSTOMERS AND SUPPLIERS

    The Company derived a significant portion of its sales from two major customers during 1998 and one customer during 2000. For the year ending December 31, 2000 and 1998, the Company recorded sales of approximately $6,579 and $2,861, respectively from these customers. As of December 31, 2000, 1999 and 1998, the Company had $3,575, $0 and $0 of accounts receivable resulting from sales to these major customers.

    On July 30, 1999, the Company and a major supplier of local telecommunications resale services settled a dispute over claims that certain acts and omissions by the supplier had an adverse impact on the Company's ability to resell and earn revenue from the resale of local telecommunication services. Net settlement proceeds to the Company totaled $5,000, of which $1,500 was utilized to offset impaired accounts receivable due to the dispute and 3,500 was recorded as a gain. In addition, the Company will be entitled to compensation for future lost usage, which is recognized as earned as the usage is accrued on the supplier's network, and is calculated in accordance with the terms of the agreement, subject to audit by the supplier, and for a period commencing subsequent to the settlement date and for as long as the Company and supplier are engaged in the resale of local telecommunication services.

                         NET2000 COMMUNICATIONS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. DEFINED CONTRIBUTION PLAN

    The Company maintains a defined contribution plan (401(k) plan) covering all employees who meet certain eligibility requirements. Participants may make contributions to the plan up to 15% of their compensation (as defined) up to the maximum established by law. The Company may make a matching contribution of an amount to be determined by the Board of Directors, but subject to a maximum of 6% of compensation contributed by each participant. Company contributions vest ratably over four years. Company contributions to the plan as of December 31, 2000 and 1999 were $582 and $171, respectively.

13. SUBSEQUENT EVENTS

    On March 16, 2001, the Company acquired Vision I.T. corporation, a California-based provider of integrated video, data and network services, in exchange for 1,000 shares of the Company's common stock and the assumption of $1,067 of Vision I.T. debt, for total consideration of approximately $6,100. The agreement also provides for an earnout of up to $20,000, payable as either cash or stock, upon attainment of certain financial milestones.

    On April 12, 2001, the Company amended its $200,000 Facility with TD Securities (USA), Inc., to include an additional $125,000 senior secured delay draw term loan (the "Incremental Facility"). The Incremental Facility may be used solely to purchase goods and services from Nortel so long as Nortel is a lender under the Incremental Facility. The entire $325,000 Facility is secured by a first priority perfected security interest in all existing and future assets and all equity interests of the Company. Interest on the Incremental Facility will accrue at the same rates to those on the existing $100,000 revolving credit facility and $100,000 delayed draw term loan facility. Repayment of accrued interest is also the same as the repayment terms on the existing Facility. The Incremental Facility will be available on a delayed draw basis until March 31, 2004 (Incremental Facility Commitment Termination date), on which all unused portions of the Incremental Facility commitment will expire. Repayment of Incremental Facility loans outstanding begins December 31, 2003 in quarterly installments over the remaining four-year term as defined. The amended Facility's financial and operating performance covenants were revised.

    On April 12, 2001(closing date), the Company sold 65,000 shares of Convertible Pay In Kind Series D Preferred Stock ("Series D Preferred Stock or Share") for $1,000.00 per share. The Series D Preferred Stock matures 10 years from the closing date and the proceeds are to be used for general corporate purposes. The Series D Preferred Stock accretes an 8% per annum dividend each quarter (Liquidation Preference). Each Series D Preferred Share is convertible into Common Shares at the option of the holder at any time by dividing the Liquidation Preference by a share price that reflects a 20% premium to a 10 day trailing average closing price of the Company's common stock. In no event shall such share price be less than the fair market value per common share on the closing date or book value per common share, whichever is greater. Such share price is not to exceed $6.00 per share, subject to certain anti-dilution and required regulatory approvals. Voting rights of the Series D Preferred Shares are on an as converted basis. The Company has the right to redeem the Series D Preferred Shares after 5 years from the closing date, upon at least 30 days prior notice, and at a 5% premium to the accreted Liquidation Preference. Upon maturity or in the event of a change of control, each holder of the Series D Preferred Stock has the option to redeem the Series D Preferred Stock or to convert to common shares of the Company in accordance with the terms of the agreement. The Company can require the conversion of the Series D Preferred Stock into common shares provided that the closing bid price for the Company's common shares has been no less than three times the conversion price for a consecutive six month period. Such mandatory conversion shall not occur prior to twenty-four months subsequent to the closing date. In connection with the Series D Preferred Stock issuance, the Company issued to the holders detachable warrants to acquire 1,755,267 shares of common stock at $10.00 per share.

                         NET2000 COMMUNICATIONS, INC.

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    On March 27, 2001, the Company entered into a Master Purchase and License Agreement with Nortel. Terms of the agreement include a $165 million commitment over a three year period to purchase goods and services from Nortel.


14. SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                 1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER
                                 -----------  -----------  -----------  -----------


1999
Revenues .......................   $  5,057    $  6,031    $  7,582    $  9,023
Operating costs ................      4,393       4,997       6,108       6,877
Net loss available to common
   stockholders ................    (11,564)    (13,803)    (12,444)    (22,519)
Basic and diluted loss per
   share........................      (1.14)      (1.37)      (1.23)      (2.21)



2000
Revenues .......................     10,612      13,176      16,628      21,358
Operating costs ................      8,519      10,222      12,412      15,403
Loss before extraordinary item .    (18,241)    (17,881)    (25,563)    (29,570)
Basic and diluted loss per share
   before extraordinary item ...      (1.23)       (.47)      (0.67)       (.77)
Net loss available to common
   stockholders ................    (26,724)    (17,881)    (25,563)    (29,570)
Basic and diluted loss per
   share........................      (1.49)       (.47)      (0.67)       (.77)


    The Company calculated earnings per share on a quarterly-by-quarter basis in accordance with GAAP. Quarterly earnings per share figures may not total earnings per share for the year due to the weighted average number of shares outstanding.