Form 10-Q
period 2001-03-31
NET2000 COMMUNICATIONS INC
filed 2001-05-11
CIK 1099363

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

        (1) Yes {X}     (2) No { }

The number of shares outstanding of the Registrant's common stock as of April 30, 2000, was 39,753,743.

================================================================================

INDEX
                                                                                           Page
PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 2001 (Unaudited) and December
          31, 2000                                                                         1

          Unaudited Consolidated Statements of Operations for the Three Months Ended
          March 31, 2001 and 2000                                                          2

          Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 2001 and 2000                                                          3

          Notes to the Unaudited Consolidated Financial Statements                         4

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                              10

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                       22

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                22

ITEM 2.   Changes in Securities and Use of Proceeds                                        22

ITEM 3.   Defaults upon Senior Securities                                                  23

ITEM 4.   Submission of Matters to a Vote of Security Holders                              23

ITEM 5.   Other Information                                                                23

ITEM 6.   Exhibits and Reports on Form 8-K                                                 23

Signature                                                                                  27

PART I. -- FINANCIAL INFORMATION

                          NET2000 COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     MARCH 31,        DECEMBER 31,
                                                                       2001               2000
                                                                     ---------        ------------
                                                                    (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents .................................        $  12,149         $  49,194
  Investments available for sale ............................           13,920            15,720
  Restricted cash ...........................................            4,582             4,582
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $7,643 and $4,370 at
    March 31, 2001 and December 31, 2000, respectively ......           23,325            19,143
  Other current assets ......................................            4,037             3,620
                                                                     ---------         ---------
Total current assets ........................................           58,013            92,259
Property and equipment, net of accumulated
  depreciation ..............................................          161,992           156,973
Goodwill, net of accumulated amortization ...................           21,306            16,357
Other noncurrent assets .....................................           10,558             9,793
Unamortized debt discount ...................................            1,900             1,993
                                                                     ---------         ---------
Total assets ................................................        $ 253,769         $ 277,375
                                                                     =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................        $   9,745         $   9,333
  Accrued expenses and other current liabilities ............           33,378            28,532
  Deferred revenue ..........................................            1,967             1,349
                                                                     ---------         ---------
Total current liabilities ...................................           45,090            39,214
Related party noncurrent liabilities ........................            6,744             5,504
Long-term debt ..............................................           97,973            98,894

Stockholders' equity:
  Common stock, $0.01 par value; 200,000,000 shares
    authorized, 39,735,175, and 38,447,418 shares issued
    and outstanding March 31, 2001 and December 31, 2000,
    respectively ............................................              397               384
Additional capital ..........................................          326,523           324,148
Deferred stock compensation .................................           (6,221)           (6,843)
Accumulated deficit .........................................         (216,737)         (183,926)
                                                                     ---------         ---------
         Total stockholders' equity .........................          103,962           133,763
                                                                     ---------         ---------
         Total liabilities and stockholders' equity .........        $ 253,769         $ 277,375
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

                          NET2000 COMMUNICATIONS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       FOR THE THREE MONTHS ENDING
                                                                                 MARCH 31,
                                                                    ---------------------------------
                                                                         2001                 2000
                                                                    ------------         ------------

Revenues .......................................................    $     24,509         $     10,612
  Operating costs and expenses:
  Operating costs ..............................................          17,590                8,519
  Selling, general and administrative (exclusive of non-cash
     compensation expense shown below) .........................          29,095               16,247
  Non-cash compensation expense ................................             622                  660
  Depreciation and amortization ................................           7,811                2,440
                                                                    ------------         ------------
Loss from operations ...........................................         (30,609)             (17,254)
Other income (expenses):
  Interest income ..............................................             894                1,084
  Interest expense .............................................          (3,285)              (2,083)
  Miscellaneous income .........................................             189                   12
                                                                    ------------         ------------
Loss before provision for income taxes .........................         (32,811)             (18,241)
Provision for income taxes .....................................              --                   --
                                                                    ------------         ------------
Loss before extraordinary item .................................         (32,811)             (18,241)
Extraordinary debt extinguishment loss .........................              --               (4,724)
                                                                    ------------         ------------
Net loss .......................................................         (32,811)             (22,965)
Preferred stock accretion ......................................              --               (3,759)
                                                                    ------------         ------------
Net loss available to common stockholders ......................    $    (32,811)        $    (26,724)
                                                                    ============         ============

Pro forma net loss available to common stockholders ............                         $    (22,965)
                                                                                         ============
Basic and diluted loss per shares:
  Available to common stockholders before extraordinary item ...    $       (.84)        $      (1.23)
  Extraordinary loss ...........................................              --                 (.26)
                                                                    ------------         ------------
  Available to common stockholders .............................    $       (.84)        $      (1.49)
                                                                    ============         ============
Pro forma basic and diluted loss per share:
  Available to common stockholders before extraordinary item ...                         $       (.64)
  Extraordinary loss ...........................................                                 (.17)
                                                                                         ------------
  Available to common stockholders .............................                         $       (.81)
                                                                                         ============
Shares used in calculation of loss per share:
Basic and diluted ..............................................      38,958,112           17,910,673
Pro forma basic and diluted ....................................                           28,552,662

                   See accompanying notes that are an integral part of these condensed consolidated Financial Statements.

                         NET2000 COMMUNICATIONS, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                ---------------------------
                                                                   2001              2000
                                                                ---------         ---------
OPERATING ACTIVITIES
Net loss ...............................................        $ (32,811)        $ (22,965)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization ........................            7,811             2,440
  Allowance for doubtful accounts ......................            2,251               201
  Deferred stock compensation ..........................              622               660
  Amortization of debt discount ........................               93               292
  Extraordinary debt extinguishment loss ...............               --             4,724
  Changes in operating assets and liabilities:
     Accounts receivable ...............................           (4,312)           (1,312)
     Other current assets ..............................              947               640
     Other noncurrent assets ...........................             (696)             (552)
     Accounts payable ..................................             (227)            1,766
     Accrued expenses and other current liabilities ....              240             2,673
     Deferred revenue ..................................             (529)               --
     Other noncurrent liabilities ......................               --               (59)
                                                                ---------         ---------
Net cash used in operating activities ..................          (26,611)          (11,492)

INVESTING ACTIVITIES
Acquisition of property and equipment ..................          (10,173)          (22,026)
Sale of investments available for sale .................            1,800                --
Increase in restricted cash ............................               --              (127)
                                                                ---------         ---------
Net cash used in investing activities ..................           (8,373)          (22,153)

FINANCING ACTIVITIES
Proceeds from note payable .............................               --            49,427
Repayments on note payable .............................           (1,097)          (42,412)
Proceeds from issuance of common stock .................               --           212,538
Proceeds from exercise of stock options and employee
   stock purchase plan .................................              525               999
Repayment of capital leases ............................           (1,489)           (1,182)
                                                                ---------         ---------
Net cash (used) provided by financing activities .......           (2,061)          219,370

Net (decrease) increase in cash ........................          (37,045)          185,725
Cash at the beginning of period ........................           49,194             5,523
                                                                ---------         ---------
Cash at the end of period ..............................        $  12,149         $ 191,248
                                                                =========         =========


                   See accompanying notes that are an integral part of these condensed consolidated Financial Statements.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Net2000 Communications, Inc. (the "Company") is a rapidly-growing, innovative provider of state-of-the-art broadband telecommunications services. As a competitive local exchange carrier ("CLEC"), the Company offers businesses located throughout the mid-Atlantic and northeastern regions of the United States cutting-edge, responsive solutions as an alternative to traditional telephone companies. The Company focuses on high-end customers, primarily large- and medium-sized businesses, and offers an integrated package of high-speed data services, internet services, local and long distance services, and interactive video services, primarily delivered from our own network over a single, high capacity broadband connection.

    The accompanying consolidated financial statements as of March 31, 2001, and for the three months ended March 31, 2001 and March 31, 2000, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with generally accepted accounting principles. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2000, included in the Company's Form 10-K, filed with the Securities and Exchange Commission.

2.  INVESTMENTS AVAILABLE FOR SALE

    The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value on the balance sheets. As of March 31, 2001, all investments were held in conservative investment grades of commercial paper. Any unrealized gains or losses, net of taxes, are reported as a separate component of stockholders' equity, if deemed material. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in interest income. As of March 31, 2001 and December 31, 2000, there are no material unrealized gains or losses on investments.

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets represent the amortized excess cost of an acquired business over the fair value of the net tangible assets at the date of acquisition. Goodwill and intangible assets are being amortized on the straight-line basis over 5 years. The carrying value of goodwill is evaluated periodically based on fair values or undiscounted operating cash flow whenever significant events or changes occur which might impair recovery of recorded costs. The Company believes that no impairment of goodwill exists at March 31, 2001. Amortization of goodwill and other intangible assets was approximately $1,008 for the three months ended March 31, 2001, and is included in depreciation and amortization expense.

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

                                                                       FOR THE THREE MONTHS ENDING
                                                                                 MARCH 31,
                                                                      ------------------------------
                                                                          2001              2000
                                                                      ----------        ------------
Loss before extraordinary item ...............................        $  (32,811)       $    (18,241)
Preferred stock accretion ....................................                --              (3,759)
                                                                      ----------        ------------
Loss available to common stockholders before extraordinary
  item........................................................           (32,811)            (22,000)
Extraordinary item ...........................................                --              (4,724)
                                                                      ----------        ------------
Net loss available to common stockholders ....................        $  (32,811)       $    (26,724)
                                                                      ==========        ============
Weighted average of common shares, denominator for
  basic loss per share .......................................        38,958,112          17,910,673
Effect of dilutive securities:
  Stock options ..............................................                --                  --
  Warrants ...................................................                --                  --
  Convertible stock ..........................................                --                  --
                                                                      ----------        ------------
Denominator for diluted loss per share .......................        38,958,112          17,910,673
                                                                    ============
Pro forma adjustment for redeemable preferred stock ..........                            10,641,989
                                                                                        ------------
Pro forma denominator for basic and diluted loss per share ...                            28,552,662
                                                                                        ============
Loss per share
  Basic and diluted before extraordinary item ................        $     (.84)       $      (1.23)
  Extraordinary loss .........................................                --                (.26)
                                                                      ----------        ------------
  Basic and diluted ..........................................        $     (.84)       $      (1.49)
                                                                      ==========        ============

  Pro forma basic and diluted before extraordinary item ......                          $       (.64)
  Extraordinary loss .........................................                                  (.17)
                                                                                        ------------
  Pro forma basic and diluted ................................                          $       (.81)
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

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5.  PROPERTY AND EQUIPMENT

    Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life ranging between three and eight years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Interest capitalized and included in the cost of switch equipment was $255 and $1,964 for the three months ended March 31, 2001 and the year ended December 31, 2000, respectively.

    Construction in process includes equipment and other costs of switches which are not complete as of the balance sheet dates. When construction of a switch is complete, the balance of the assets are transferred to switch equipment and depreciated in accordance with the Company's policy.

    Property and equipment consist of the following:

                                                           MARCH 31,         DECEMBER 31,
                                                              2001               2000
                                                           ---------         ------------
                                                          (Unaudited)
Software .........................................         $  24,017          $  18,889
Computer equipment ...............................            14,899             13,731
Office furniture and equipment ...................            10,228              9,691
Leasehold improvements ...........................            27,310             26,255
Vehicles .........................................               607                609
Switch equipment .................................            88,846             78,202
Construction in process ..........................            23,446             30,202
                                                           ---------          ---------
                                                             189,353            177,579
Less accumulated depreciation and amortization ...           (27,361)           (20,606)
                                                           ---------          ---------
                                                           $ 161,992          $ 156,973
                                                           =========          =========


6.  DEBT

    LONG TERM DEBT

    Long-term debt consists of the following:

                                                                        MARCH 31,         DECEMBER 31,
                                                                           2001               2000
                                                                        ---------         ------------
                                                                      (Unaudited)
Delayed draw term loan facility, face amount $100,000, due
December 30, 2007, effective interest rate of approximately
   12.75% .....................................................         $  95,000          $  95,000
Notes payable to bank .........................................               165                140
Capital lease obligations .....................................             7,716              8,769
                                                                        ---------          ---------
   Total ......................................................           102,881            103,909
Less current maturities .......................................            (4,908)            (5,015)
                                                                        ---------          ---------
Total long-term debt ..........................................         $  97,973          $  98,894
                                                                        =========          =========

    Included in accrued expenses and other current liabilities at March 31, 2001 and December 31, 2000 is $4,908 and $5,015, respectively, currently payable under capital lease obligations and notes payable to bank.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


    The Company paid interest related to all outstanding debt of $3,285 and $2,083 for the three months ended March 31, 2001 and 2000, respectively.

7.  RELATED PARTY NON-CURRENT LIABILITIES

    At March 31, 2001 and December 31, 2000, the Company had outstanding purchases totaling $6,744 and $5,504, respectively, of goods and services which have been classified as a non-current liability as these purchases are subsequently financed under the Senior Secured Credit Facility.

8.  EQUITY

    EQUITY TRANSACTIONS

    During the three months ended March 31, 2001, the Company's employees exercised options to purchase 79,948 shares of common stock under its 1997 and 1999 stock option plans, for aggregate proceeds of $76.

    During the three months ended March 31, 2001, amortization expense for stock based compensation of $622, relates to employees whose salaries are included in selling, general and administrative expense.

    ACQUISITION

    On March 16, 2001, the Company acquired Vision I.T. Corporation, a California-based provider of integrated video, data and network services, in exchange for 1,000,000 shares of the Company's common stock and the assumption of $1,067 of Vision I.T. debt, for total consideration of approximately $6,100. As part of the acquisition the Company guaranteed the shares issued to equal $5,000 as measured one year from the acquisition date as defined in the agreement with any additional consideration being paid out in either cash or stock. The Company has recorded a liability amounting to $3,138 related to the additional consideration, which is included in the accrued expenses and other current liabilities. The agreement also provides for an earnout of up to $20,000, payable as either cash or stock, upon attainment of certain financial milestones. The transaction was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired company have been included in the Company's consolidated financial statements since the acquisition date, with the majority of the purchase price being allocated to acquired intangibles. The Company has made a tentative allocation of the purchase price in the related goodwill and other intangibles and is amortizing them using the straight-line method over a period of five years.

    ACCRETION TO REDEMPTION VALUE OF SERIES A, SERIES B AND SERIES C PREFERRED STOCK

    The Company has accreted its preferred stock to its redemption value based on the fair market value of the Company using the effective interest method. The Company recorded accretion totaling $0 and $3,759 for the three months ended March 31, 2001 and 2000, respectively. On March 10, 2000, all outstanding shares of preferred stock were converted into common stock at the closing of the Company's initial public offering.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9.  COMMITMENTS

    OPERATING LEASES

    The Company currently leases office space, components of our communications network and equipment under non-cancelable operating leases, with expirations through 2015. Rent expense for the three months ended March 31, 2001 and 2000 was $2,479 and $1,611, respectively.

    The future minimum lease payments under non-cancelable operating leases at March 31, 2001 are as follows:

         FISCAL YEAR
         -----------
         2001........................  $   10,382
         2002........................      13,432
         2003........................      13,126
         2004........................      12,685
         2005........................      12,806
         Thereafter..................      47,916
                                       ----------
                Total                  $  110,347
                                       ==========

    MASTER PURCHASE AND LICENSE AGREEMENT

    On March 27, 2001, the Company entered into a Master Purchase and License Agreement with Nortel Networks Inc. ("Nortel"). Terms of the agreement include a $165 million commitment over a three year period to purchase goods and services from Nortel.

10. RELATED PARTY TRANSACTIONS

    On February 1, 2001, a promissory note made December 5, 2000, in the amount of $1,500 between Net2000 Communications Group, Inc. and Clayton A. Thomas, Jr., was modified. The new terms require any portion outstanding to be paid back by June 30, 2002, with monthly interest payments tied to the Applicable Federal Rate. As of March 31, 2001, $999 is outstanding on the note and is included in other noncurrent assets.

                          NET2000 COMMUNICATIONS, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


11. SUBSEQUENT EVENTS

    On April 12, 2001, the Company sold 65,000 shares of Convertible Pay In Kind Series D Preferred Stock ("Series D Preferred Stock or Share") for $1,000.00 per share. The Series D Preferred Stock matures 10 years from the closing date and the proceeds are to be used for general corporate purposes. The Series D Preferred Stock accretes an 8% per annum dividend each quarter (Liquidation Preference). Each Series D Preferred Share is convertible into shares of Common Stock at the option of the holder at any time by dividing the Liquidation Preference by a share price that reflects a 20% premium to a 10 day trailing average closing price of the Company's common stock. In no event shall such share price be less than the fair market value per common share on the closing date or book value per common share, whichever is greater. Such share price is not to exceed $6.00 per share, subject to certain anti-dilution and required regulatory approvals. Voting rights of the Series D Preferred Shares are on an as converted basis. The Company has the right to redeem the Series D Preferred Shares after 5 years from the closing date, upon at least 30 days prior notice, and at a 5% premium to the accreted Liquidation Preference. Upon maturity or in the event of a change of control, each holder of the Series D Preferred Stock has the option to redeem the Series D Preferred Stock or to convert to shares of common stock. The Company can require the conversion of the Series D Preferred Stock into common stock provided that the closing bid price for the Company's common stock has been no less than three times the conversion price for a consecutive six month period. Such mandatory conversion can not occur prior to twenty-four months from the closing date. In connection with the Series D Preferred Stock issuance, the Company issued to the holders detachable warrants to acquire 1,755,267 shares of common stock at $10.00 per share.

    SECURED CREDIT FACILITIES

    On April 12, 2001, the Company amended its $200,000 Facility with TD Securities (USA), Inc., to include an additional $125,000 senior secured delay draw term loan (the "Incremental Facility"). The Incremental Facility may be used solely to purchase goods and services from Nortel so long as Nortel is a lender under the Incremental Facility. The entire $325,000 Facility is secured by a first priority perfected security interest in all existing and future assets and all equity interests of the Company. Interest on the revolving credit facility, the delayed draw term loan facility, and the Incremental Facility will accrue at ranges (Prime plus 2% to 3.25% for Prime Rate loans or Eurodollar rate plus 3% to 4.25% for Eurodollar loans) depending on certain debt to annualized EBITDA ratios as defined in the terms of the Facility agreement. Repayment of accrued interest on a Prime Rate loan is on each quarterly due date. Repayment on accrued interest on a Eurodollar loan is on the last day of the interest period and, in the case of interest period greater than three months, at three months intervals after the first day of such interest period. The Facility also requires a fees of 1.5% on the unused principal balance payable quarterly. The Incremental Facility will be available on a delayed draw basis until March 31, 2004 (Incremental Facility Commitment Termination date), on which all unused portions of the Incremental Facility commitment will expire. Repayment of Incremental Facility loans outstanding begins December 31, 2003 in quarterly installments over the remaining four-year term as defined. The amended Facility's financial and operating performance covenants were also revised.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a rapidly growing, innovative provider of state-of-the-art broadband telecommunications services. As a competitive telecommunications services provider, we offer businesses located throughout the mid-Atlantic and northeastern regions of the United States cutting-edge, responsive solutions as an alternative to the traditional telephone companies. We focus on high-end customers, primarily large- and medium-sized businesses, typically businesses with 50 or more business access lines and spending at least $50,000 annually for telecommunications services. Today, we offer an integrated package of high-speed data services, video services, Internet services, local telephone services and long distance services, primarily delivered from our own network over a single broadband connection and conveniently billed on a single invoice.

    We began operations in 1993 as a sales agent selling Verizon Communication, Inc. ("Verizon") formerly known as Bell Atlantic corporation) local telephone services to businesses. Under this program, we received a one-time commission for selling complex and high-capacity data telecommunications services. From 1994 through 1997, we were the largest producing Verizon sales agent based on annual sales revenue.

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

    We have rapidly deployed our network since commencing services. As of March 31, 2001, we have deployed a total of 28 switches in our network, including seven voice switches and 21 data switches throughout the United States.

GENERAL - RESULTS OF OPERATIONS

    We have been successful in selling services to business customers, with approximately 155,800 lines installed since beginning our Net2000-branded sales efforts in June 1998. The table below provides additional selected key operational data:

                                                AS OF           AS OF            AS OF
                                              MARCH 31,      DECEMBER 31,       MARCH 31,
                                                 2001            2000             2000
                                             ----------------------------------------------

On-Net Markets Served .................               21               21                9
Number of Switches Deployed ...........               28               28               12
Addressable Market (Business Lines) ...       20,286,100       20,286,100        9,309,668
Total Lines Installed .................          152,200          123,100           71,800
Total Lines in Service ................          140,800          115,000           67,700
Sales Force Employees .................              380              331              176
Total Employees .......................              884              883              530
Average Access Line Count Per
  Customer ............................               70               67               72

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

    -   and reduce operating expenses.

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

    Our revenue consists of monthly recurring charges, usage charges, video equipment and maintenance charges, and initial, non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines and collocation space. Usage charges consist of fees paid for each call made generally measured by the minute but also measured by the call. Video equipment revenue usually consists of one-time equipment sales. Non-recurring revenue is typically derived from fees charged to install new customer lines.

    In addition to revenue generated from end-user and carrier customers, we also generate revenue from access fees charged to long distance companies for the local origination and termination of long distance calls from or to our customers. If an imbalance occurs based on inbound versus outbound local calls, we may also be owed reciprocal compensation charges from the incumbent local exchange carrier ("ILEC"). We bill the access and reciprocal compensation charges to the long distance companies and local telephone companies on a monthly basis. Reciprocal compensation is recognized as revenue when payment is actually received. Reciprocal compensation and access charges are not significant components of our revenue and represented less then 14% of the Company's 2001's revenues. Although we expect revenue from reciprocal compensation and access charges to increase as more customers come onto our network, we anticipate deriving the majority of our revenue from the sale of our data, local, long distance, and Internet access services to large- and medium-sized businesses.

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

    We provide data services to our customers over our own switches in 21 markets and leased fiber optic lines, and in other areas by leasing part of the data network requirements from various telecommunications companies pursuant to written agreements.

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

    To minimize our costs, we lease fiber optic lines between cities on a fixed cost basis pursuant to written agreements with the providers of fiber optic lines. These fiber optic lines interconnect our switches, enabling us to cost-effectively provide much of the data and long distance network capacity of our customers. During the second quarter of 2000, we entered into an agreement with a nationwide fiber optic network owner to lease 7,300 miles of broadband backbone fiber optic facilities over a five-year agreement to enhance our network and control network operating costs. This agreement contains price competitiveness clauses. For the needs of our customers beyond our network coverage, we purchase capacity on a wholesale basis from other telecommunications companies.

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

    - reduce errors and inefficiencies associated with manually processing orders;

    -   significantly reduce the installation interval from order to billing;

    -   reduce customer turnover; and

    -   reduce operational expenses.

    We have deployed a state-of-the-art billing system that provides consolidated billing on a single invoice for all services we provide to our customers. Using this system, we began issuing consolidated invoices (invoices which combine local, Internet access, long distance and other data services) in the third quarter of 1998.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

    TOTAL REVENUE. Total revenue increased 131% to $24.5 million for the three months ended March 31, 2001, from $10.6 million for the three months ended March 31, 2000. The increase resulted primarily from increased volume of providing telecommunications services to large and medium-sized businesses and one-time video equipment sales. Revenue from resale telecommunication activities increased 13% to $9.3 million for the three months ended March 31, 2001, from $8.2 million for the three months ended March 31, 2000. Revenue from direct provision of telecommunications services increased 408% to $12.2 million for the three months ended March 31, 2001, from $2.4 million for the three months ended March 31, 2000. Revenue from one-time video equipment sales increased 100% to $3.0 million for the three months ended March 31, 2001, from zero for the three months ended March 31, 2000.

    OPERATING COSTS. Operating costs increased 107% to $17.6 million for the three months ended March 31, 2001, from $8.5 million for the three months ended March 31, 2000. This increase was attributable to the cost of providing the telecommunications services underlying the increased revenue from telecommunications services and purchases of video equipment. Operating costs for resale activities increased 3% to $7.0 million for the three months ended March 31, 2001, from $6.8 million for the three months ended March 31, 2000. Operating costs for direct provision of telecommunications services increased 406% to $8.6 million for the three months ended March 31, 2001, from $1.7 for the three months ended March 31, 2000. Operating costs for one-time video equipment sales for the three months ended March 31, 2001 were $2.0 million.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 76% to $29.7 million for the three months ended March 31, 2001, from $16.9 million for the three months ended March 31, 2000. This increase was primarily attributable to the increase in sales, service delivery, and support associated with the increase in revenue discussed above, the launch of our telecommunications services, the acquisition of Frebon International Corporation ("Frebon"), and the hiring of key senior management and other personnel to develop and implement certain infrastructure initiatives to support our new markets.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 225% to $7.8 million for the three months ended March 31, 2001, from $2.4 million for the three months March 31, 2000. This increase was primarily due to depreciation of network elements and amortization of back office systems and software.

    OTHER INCOME (EXPENSES). Interest income decreased 22% to $0.9 million for the three months ended March 31, 2001, from $1.1 million for the three months ended March 31, 2000. This decrease was a result of a decrease in investments available for sale. Interest expense increased 57% to $3.3 million for the three months ended March 31, 2001, from $2.1 million for the three months ended March 31, 2000. The increase was due to increased levels of debt.

    EXTRAORDINARY LOSS. The early extinguishment of the Senior Discount note resulted in the Company incurring an extraordinary loss of $4.7 million during the three months ended March 31, 2000.

    NET LOSS. The net loss increased 23% to $32.8 million for the three months ended March 31, 2001, from $26.7 million for the three months ended March 31, 2000. The increase resulted primarily from the expansion of our network, the growth of our sales force and support employees, and development of our back office support systems.

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

    To date, we have funded our expenditures through our initial public offering which raised approximately $212.0 million, the private sale of equity securities of $115.5 million, and access to a $325 million Senior Secured Credit Facility.

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

    On April 12, 2001, we sold 65,000 shares of Convertible Pay In Kind Series D Preferred Stock for $1,000.00 per share, for a total cash consideration of $65 million. In addition, we issued warrants for 1,755,267 shares of our Common Stock exercisable at a price of $10.00 per share.

    Net cash used in operating activities was $26.6 million for the three months ended March 31, 2001 and $11.5 million for the three months ended March 31, 2000. The increase of $15.1 million is primarily due to an increase in operating losses, accounts receivables, and non-cash reconciling items for allowance for doubtful accounts, and depreciation and amortization expense offset by increases in accrued expenses and other current liabilities. Net cash used in investing activities was $8.4 million for the three months ended March 31, 2001 and $22.2 million for the three months ended March 31, 2000. The decrease of $13.8 million is due primarily to the reduced capital expenditures in our existing markets during the first quarter of 2001. Net cash (used) provided by financing activities was $(2.1) million for the three months ended March 31, 2001 and $219.4 million for the three months ended March 31, 2000. The decrease of $221.5 million is primarily the result of net proceeds received from the Company's initial public offering during the first quarter of 2000. Proceeds from the initial public offering were used as follows: approximately $150.5 million in our normal operations, $49.6 million to repay the outstanding principal and interest on our Senior Term Loan Facility, and $11.9 million in acquiring FreBon, including the repayment of $2.8 million of debt that we assumed.

    Many investment analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating a company. EBITDA losses excluding non-cash compensation expense increased 56% to $22.0 million for the three months ended March 31, 2001, from $14.1 million for the three months ended March 31, 2000. Included in the $22.0 million EBITDA loss as of March 31, 2001 were one-time charges amounting to approximately $1.7 million for closure of previously planned market and workforce reductions. We expect to experience additional operating losses and negative EBITDA as a result of our development and market expansion activities.

    We have delayed our Phase III westward market expansion of our voice and data switches for at least two years to allow us to preserve cash and intensify our efforts in further penetration of our existing sales markets.

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

    -   the number of customers and the services for which they subscribe,

    -   the nature and penetration of services that may be offered by us,

    -   regulatory, judicial, and legislative developments,

    - response of our competitors to a loss of customers to us and changes in technology, and

    -   the availability of network capacity from ILECs and other carriers.

REGULATORY

    The following summary of regulatory and legislative developments describes significant current and proposed federal, state, and local regulation and legislation related to the telecommunications and Internet service industries that could have a material effect on our business. Existing federal and state regulations currently are subject to judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the manner in which these industries operate. In addition, legislative proposals have been announced or adopted which could adversely impact our business. We cannot predict the outcome of these proceedings or legislative initiatives, or their impact upon the telecommunications and Internet service industries or upon us.

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

    THE TELECOMMUNICATIONS ACT OF 1996

    The Telecommunications Act was designed to increase competition in the long distance and local telecommunications industries. The Telecommunications Act imposes a variety of duties on ILECs to facilitate the development of competition in the provision of local telecommunications and access services. Like all local telecommunications carriers, where we provide local telephone services, we are required to provide network interconnection, reciprocal compensation, resale, number portability, and access to rights-of-way. ILECs, including the Regional Bell Operating Companies ("RBOCs"), are subject to requirements in addition to these, including the duty to: undertake additional obligations applicable to the interconnection of their networks; permit collocation of competitors' equipment at their central offices; provide unbundled access to individual network elements, including network facilities, features and capabilities, on non-discriminatory and cost-based terms; and offer their retail services for resale at wholesale rates.

    The Telecommunications Act also eliminates certain pre-existing prohibitions on the provision of long distance services by the RBOCs on a phased-in basis. RBOCs currently are permitted to provide long distance service outside those states in which they provide local telecommunications service. RBOCs will be permitted to provide long distance service within the regions in which they also provide local telecommunications service upon demonstrating to the FCC that they have complied with a statutory checklist of requirements intended to open local telephone markets to competition. To date, only Verizon and SBC Communications, Inc. ("SBC") have been granted approval to provide long distance services in their local telephone service regions and that is restricted to long distance calls originating in Massachusetts and New York for Verizon and Kansas, Oklahoma and Texas for SBC. Verizon, SBC, and other RBOCs have initiated similar proceedings to obtain in region long distance service authority in other states, including Connecticut and Missouri. Additional entry by Verizon, SBC, and other RBOCs into the long distance services market in various states is expected in the near future and could further increase competition in the market for our services. Increased competition from the RBOCs may have a material adverse effect on our business, as they will be able to offer integrated local and long distance services and may enjoy significant competitive advantages.

    Legislation is currently pending before the United States Congress that would give RBOCs the authority to transmit data traffic over LATA boundaries prior to complying with the statutory checklist of requirements intended to open their local telephone markets to competition. The legislation would also exempt the RBOCs from providing advanced data services to competitive carriers through unbundled network elements or wholesale discounts. If approved, this legislation could further increase competition by the RBOCs in the market for our services and have a negative impact on our business. We are unable to predict the outcome of such legislation.

    In addition to overseeing the entry of the RBOCs into the long distance market, the FCC is charged with establishing national rules implementing the local competition provisions of the Telecommunications Act. In August 1996, the FCC released an order adopting an extensive set of regulations governing network interconnection, network element unbundling and resale of ILEC services, under the Telecommunications Act. In July 1997, the United States Court of Appeals for the Eighth Circuit ("Eighth Circuit") issued a decision vacating substantial portions of these rules, principally on the ground that the FCC had improperly intruded into matters reserved for state jurisdiction.

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

    On remand, the Eighth Circuit generally upheld the FCC's forward-looking cost methodology as a permissible basis for establishing pricing for interconnection and unbundled network elements, but overturned the specific aspect of the FCC's pricing standard that was based on the use of the most efficient technology available in the industry and, instead, determined that prices should be based on actual costs incurred using equipment currently deployed. The Supreme Court has agreed to review the Eighth Circuit's pricing decision, which has been stayed pending the outcome of the Supreme Court's review. We cannot predict what impact the Eight Circuit's decision or the upcoming Supreme Court decision will have on our business. Similarly, we cannot predict the outcome of any subsequent proceeding on remand by either the Eighth Circuit or the FCC, or the effect that any such subsequent proceedings could have on our business.

    Although most of the FCC's interconnection rules were upheld by the Supreme Court in its January 1999 decision, the Court found that the FCC had not adequately considered certain statutory criteria for requiring ILECs to make unbundled network elements available to CLECs. On remand, the FCC then conducted new proceedings to reexamine which unbundled network elements ILECs must provide. On November 5, 1999, the FCC released an order in which it required that ILECs make available all but one of the network elements specified in its initial order. The FCC also clarified and enhanced the scope of its initial unbundling requirements by expanding the definitions of those network elements which it requires the ILECs to offer on an unbundled basis. In that same order, however, the FCC declined to require ILECs to provide CLECs with unbundled access to data switching services, except in limited circumstances. On April 5, 2001, several RBOCs filed a petition with the FCC seeking the elimination of the dedicated transport and high capacity loop unbundling requirements. We are unable to predict how or when the FCC will respond to the RBOCs' petition.

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

    ACCESS REGULATION

    The FCC regulates the interstate access rates charged by ILECs and CLECs to long distance carriers for the local origination and termination of interstate long distance traffic. Those access rates make up a significant portion of the cost of providing long distance traffic. Over the past few years, the FCC has implemented several changes in its interstate access rules that have resulted in the restructuring of the access charge system and significant downward changes in access charge rate levels.

    In addition, on May 31, 2000, the FCC adopted a proposal submitted by a coalition of long distance companies and RBOCs referred to as "CALLS". Pursuant to this plan, ILEC access rates must be decreased in stages over five years. The FCC's latest rules governing ILECs subject to "price-cap" regulation (generally, the largest ILECs, including the RBOCs) have been appealed and are the subject of petitions for reconsideration before the FCC.

    Over the past few years, the FCC has granted ILECs significant flexibility in pricing their interstate special and switched access services. We anticipate that this pricing flexibility will result in ILECs lowering their prices in high traffic density areas, where we currently compete. We also anticipate that the FCC will grant ILECs greater pricing flexibility as the number of actual and potential competitors increases in each of these markets. In August 1999, the FCC released an order that granted substantial additional pricing flexibility to ILECs for certain interstate services. Among other things, the FCC granted immediate pricing flexibility to many ILECs and also established a framework for granting greater flexibility in the pricing of all interstate access services once an ILEC market satisfies certain prescribed competitive criteria. The FCC also invited public comment on proposals for additional ILEC pricing flexibility. In December 2000 and January 2001, the FCC issued its first grants of additional pricing flexibility to BellSouth Corporation ("BellSouth"). Petitions for reconsideration have been filed with respect to at least two of the FCC's orders regarding ILEC special and switched access pricing flexibility. We are unable to predict the outcome of any related subsequent proceedings or whether the decisions that may be reached could have a materially adverse impact on our business.

    In April 2001, the FCC issued its ruling regarding the interstate access charges levied by CLECs on long distance carriers. The FCC decided that CLEC access charges should be reduced over a three-year period to the level charged by ILECs in the competing area. Prior to this order, CLECs were free to charge access rates at any level they deem appropriate, subject to overarching statutory requirements that such rates must be just, reasonable and non-discriminatory. The FCC-ordered reduction in CLEC access charge rates will result in a reduction in the rate per minute we charge for interstate access services and, depending on the volume of our access traffic, could result in a decrease in the amount of access charge revenue we will collect during 2001 and in subsequent years. Various parties may seek reconsideration and appeal of the FCC's order. We are unable to predict the outcome of such reconsideration and appellate proceedings.

    On April 19, 2001, the FCC adopted a notice of proposed rulemaking seeking to unify its rules regarding inter-carrier compensation. The FCC seeks to address disparities in rates for access charges and reciprocal compensation - the rates which carriers pay each other for completing calls exchanged between them. The FCC's proposal seeks comments on a transition to a "bill and keep" system where carriers would not exchange cash compensation, but would provide call completion services free of charge. Further adoption by the FCC of a unified inter-carrier compensation regime that adopts a bill and keep regime or otherwise reduces the rates that we (and other carriers) may charge for access charges and/or reciprocal compensation could significantly reduce our inter-carrier compensation revenues. We are unable to predict the outcome of this proceeding or whether the decision that may be reached could have a materially adverse impact on our business.

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

    RECIPROCAL COMPENSATION

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

    In late 1998 and 1999, the FCC determined that both dedicated access and dial-up calls from a customer to an Internet service provider are primarily interstate in nature and, therefore, subject to the FCC's jurisdiction. The FCC then initiated a proceeding to determine what effect this regulatory classification will have on the obligation of a service provider to pay reciprocal compensation for dial-up calls to Internet service providers. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC's determination that dial-up calls to Internet service providers are not "local" calls for purposes of reciprocal compensation, and remanded the matter to the FCC for further consideration.

    On April 18, 2001, the FCC adopted an order setting forth a new compensation mechanism for Internet-bound traffic. The ruling treats Internet-bound traffic as a special form of interstate traffic, specifically information access and, therefore, not subject to reciprocal compensation. Rather, Internet-bound traffic will be subject to an interim compensation mechanism with rates generally lower than the reciprocal compensation rates incorporated into our interconnection agreements with various ILECs. This decision could result in a reduction of revenue we receive from reciprocal compensation payments for traffic terminated over our network to Internet service providers, other customers that generate large amounts of inbound calling, and to our other local service customers. Various parties may seek reconsideration and appeal of the FCC's order. We are unable to predict the outcome of such reconsideration and/or appellate proceedings.

    UNIVERSAL SERVICE

    In 1997, the FCC established a significantly expanded universal service regime to subsidize the cost of telecommunications services to high-cost areas, and to low-income customers and qualifying schools, libraries and rural health care providers. Providers of telecommunications services, like us, as well as certain other entities, must pay for these programs. Our share of the payments into these subsidy funds will be based on our share of certain defined telecommunications end user revenues. Various states are also in the process of implementing their own universal service programs. We currently are unable to quantify the amount of subsidy payments we will be required to make in the future or the effect that these required payments will have on our financial condition. Moreover, the FCC's universal service rules remain subject to change, which could increase our costs and, thereby, could have a materially adverse effect on our financial position.

    DETARIFFING OF INTERSTATE AND INTERNATIONAL SERVICES

    In November 1996, the FCC issued an order that required non-dominant, long distance carriers, like us, to cease filing tariffs for domestic, long distance services. Tariffing is a traditional requirement of telephone companies whereby such companies publicly submit at state and federal regulatory agencies all terms, conditions, pricing, and available services governing the sale of all regulated services to the public. In March 1999, the FCC adopted further rules that, while still maintaining mandatory detariffing, required long distance carriers to make specific public disclosures on Internet websites of their rates, terms and conditions for domestic interstate services. In April 2000, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the FCC's mandatory detariffing order in its entirety, which had been stayed by the appeals court pending its decision. Consequently, the FCC implemented a transition period to allow carriers to withdraw federal tariffs and move to contractual relationships with their customers. All carriers, including Net2000, are required to complete the process of detariffing interstate domestic commercial services by January 31, 2001 and must detariff consumer services by July 31, 2001. In March 2001, the FCC imposed similar detariffing requirements with respect to international services provided by non-dominant carries such as Net2000. The detariffing of international services must be completed by January 27, 2002. Long distance carriers will be required to comply with the new public information requirements imposed by the FCC in lieu of tariff filings. In the absence of tariffs, non-dominant, interstate and international services providers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their domestic, interstate and international services, and will have to rely more heavily on individually negotiated agreements with end users.

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

    In most states, we also are required to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate. We are required to update or amend these tariffs when we adjust our rates or add new products and are subject to various reporting and record-keeping requirements in these states. Many states also require prior approval for transfers of control of certified providers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and undertaking of significant debt obligations. States generally retain the right to sanction a service provider or to revoke certification if a service provider violates applicable laws or regulations. While we believe that we are in compliance with applicable laws and regulations, it cannot be assured that state public service commissions or third parties will not raise issues with regard to our compliance.

LOCAL INTERCONNECTION

    The Telecommunications Act imposes a duty upon all ILECs to negotiate in good faith with potential competitive telecommunications providers to provide interconnection to their networks, exchange local traffic, make unbundled network elements available and permit resale of most local telephone services. If negotiations do not succeed, we have a right to seek arbitration with the state regulatory authority of any unresolved issues. Arbitration decisions involving interconnection arrangements in several states have been challenged and appealed to federal courts. We have entered into interconnection agreements with Verizon in Delaware, the District of Columbia, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and West Virginia, with BellSouth in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, and Tennessee, with SBC/Ameritech in Illinois, and with SBC/Southwestern Bell in Texas. We have begun to negotiate similar agreements in the other states where we are authorized to provide competitive local telecommunications services. At this time, we are not a party to any interconnection agreement arbitration proceeding. However, other interconnection arbitration agreement proceedings before various state public service commissions may result in decisions that could have an adverse impact on our business.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimate," "anticipates," "will be," "should" and similar words or expressions identify forward-looking statements made by us or on our behalf. These forward-looking statements are subject to many uncertainties and factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements made by us or on our behalf, whether as a result of new information, future events or otherwise. Refer to the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission for details on risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations. Our exposure to financial market risk, relates primarily to our investment portfolio and outstanding debt. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. Our earnings are affected by changes in interest rates as our long term debt has variable interest rates based on either the Prime Rate or LIBOR. If interest rates for our long term debt for the three months ended March 31, 2001 average 10% more than they did as of December 31, 2000, our interest expense would increase, and loss before taxes would increase by approximately $2.6 million for the three months ended March 31, 2001. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and outstanding debt balances. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time, we are a party to routine litigation and regulatory proceedings before various state commissions and the FCC in the ordinary course of business. We are not aware of any material litigation against us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

 REPORT OF OFFERING OF SECURITIES AND USE OF PROCEEDS THEREFROM

    In March 2000, we commenced and completed a firm commitment underwritten initial public offering of 11,500,000 shares of our common stock at a price of $20.00 per share, with net proceeds of $212 million. We used $49.6 million of the proceeds to repay the outstanding principal and interest on our Nortel facility, $11.9 million in acquiring FreBon, including the repayment of $2.8 million of debt that we assumed, and approximately $150.5 million in our normal operations. This use of proceeds from the offering does not represent a material change in the use of proceeds described in the Registration Statement. Other than for the repayment of our Nortel facility and payment of compensation to officers in the ordinary course of business, none of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

    On March 16, 2001, the Company acquired Vision I.T. Corporation, a California-based provider of integrated video, data and network services, in exchange for 1,000,000 shares of the Company's common stock and the assumption of $1,067 of Vision I.T. debt, for total consideration of approximately $6,100. These shares were issued pursuant to the exemption from registration under section 4 (2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT NO.                  DESCRIPTION
-----------   ------------------------------------------------------------------

3.1.2*          Amended and Restated Certificate of Incorporation of Net2000

3.1.4*          Amended and Restated Bylaws of Net2000

4.1****         Form of Certificate of Designation of Series D Convertible Pay
                In Kind Preferred Stock

4.2****         Form of Warrant

10.1*           Second Amended and Restated Investor Rights Agreement dated
                November 4, 1998, by and among Net2000 and certain stockholders named therein

10.2* Employment Agreement dated July 31, 1998, by and between Net2000 and Clayton A. Thomas, Jr.

10.3* Employment Agreement dated July 31, 1998, by and between Net2000 and Mark A. Mendes

10.4* Employment Agreement dated July 31, 1998, by and between Net2000 and Donald E. Clarke

10.5***         Stock Pledge agreement between Clayton A. Thomas Jr. and Net2000
                Communications Group, Inc. (Replace prior 10.5 exhibit filed with the S-1)

10.5.1***       First Amendment to the Stock Pledge agreement between Clayton A.
                Thomas Jr. and Net2000 Communications Group, Inc.

10.6***         Loan terms between Clayton A. Thomas Jr. and Net2000
                Communications Group, Inc. (Replace prior 10.6 exhibit filed with the S-1)

10.6.1***       Promissory note between Clayton A. Thomas Jr. and Net2000
                Communications Group, Inc.

10.6.2 First amendment to the Loan Agreement and Promissory Note by and between Clayton A. Thomas, Jr. and Net2000 Communications Group,
                Inc.

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

10.26*          Omitted

10.27*          Omitted

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

10.34***        Lease dated October 11, 2000 by and between Net2000
                Communications Real Estate, Inc and Charles E Smith Real Estate
                Services, LP

10.35***        Employment Agreement dated July 26, 2000, by and between Net2000
                Communication, Inc. and Carl Pavolic

10.36***        Employment Agreement dated February 16, 2001, by and between
                Net2000 Communication, Inc. and James Garrettson

10.37 Master consulting service agreement dated April 9, 2001 by and between Duane W. Albro and Net2000 Communications Services, Inc.

10.38****       Securities Purchase Agreement dated as of March 27, 2001 by and among Net2000 Communications, Inc. and the investors listed on the Schedule of Buyers attached thereto.

10.38.1****     Amendment No. 1 to the Securities Purchase Agreement dated March
                27, dated as of April 2, 2001.

10.39****       Registration Rights Agreement, dated as of April 12, 2001, by and among Net2000 Communications, Inc. and the Stockholders (as defined therein).

10.40****       Shelf Registration Rights Agreement dated as of April 12, 2001, by and among Net2000 Communications, Inc. and the Stockholders
                (as defined therein).

10.41****       Third Amended and Restated Credit Agreement dated as of April
                12, 2001, by and among Net2000 Communications Group, Inc., as
                Borrower, Toronto Dominion (Texas), Inc., as Administrative
                Agent, and the Lenders named therein.

10.42+****      Purchase and License Agreement dated as of March 27, 2001 by and among Net2000 Communications Capital Equipment, Inc. and Nortel
                Networks Inc.

----------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-31987

** Incorporated by reference to the Company's quarterly report on Form 10-Q, filed with the SEC as of August 14, 2000

*** Incorporated by reference to the Company's annual report on Form 10-K, filed with the SEC as of April 13, 2001

**** Incorporated herein by reference to the Company's on Form 8-K, filed with the SEC as of April 16, 2001

+       Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application requesting Confidential Treatment under Rule 406 of the Securities and Exchange Act of 1933.

REPORTS ON FORM 8-K

    On April 16, 2001, the Registrant filed as an Item 5 event, for the Preferred Stock Series D financing, the Third Amended and Restated Credit Agreement with Toronto Dominion (Texas), Inc., and the Purchase and License Agreement with Nortel Networks, Inc.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 11, 2001                By:  /s/ Donald E. Clarke
                                         --------------------
                                    Donald E. Clarke
                                    Chief Financial Officer, Executive Vice
                                    President and Treasurer