Form 10-Q
period 2001-06-30
NET2000 COMMUNICATIONS INC
filed 2001-08-07
CIK 1099363

=========================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

      (Mark One)

      {X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

      {  }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES                EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number:
000-29515

Net2000 Communications, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0384995

(State or other jurisdiction of	(I.R.S. Employer Identification No.)

incorporation or organization)

2180 FOX MILL ROAD	20171

HERNDON, VA	(Zip Code)

(Address of principal executive offices)

Registrant’s telephone number, including area code: (800) 825-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1) Yes {X}       (2) No { }

The number of shares outstanding of the Registrant’s common stock as of July 31, 2001, was 40,304,179.

=========================================================================

i

ii

PART I. - FINANCIAL INFORMATION

NET2000 COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$34,852	$49,194

Investments available for sale	11,823	15,720

Restricted cash	5,332	4,582

Accounts receivable, net of allowance for doubtful accounts of approximately $9,735 and $4,370 at June 30, 2001 and December 31, 2000, respectively	29,594	19,143

Other current assets	6,073	3,620

Total current assets	87,674	92,259

Property and equipment, net of accumulated depreciation	171,078	156,973

Goodwill, net of accumulated amortization	20,300	16,357

Other noncurrent assets	11,771	9,793

Unamortized debt discount	1,806	1,993

Total assets	$292,629	$277,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,793	$9,333

Accrued expenses and other current liabilities	38,874	28,532

Deferred revenue	1,703	1,349

Total current liabilities	46,370	39,214

Related party noncurrent liabilities	2,550	5,504

Long-term debt	111,599	98,894

Redeemable convertible Series D preferred stock, $0.01 par value; 65,000 shares authorized and outstanding at June 30, 2001; including accrued preferred dividends	66,140	—

Stockholders’ equity:

Common stock, $0.01 par value; 200,000,000 shares authorized, 39,767,008, and 38,447,418 shares issued and outstanding June 30, 2001 and December 31, 2000, respectively	398	384

Additional capital	326,527	324,148

Deferred stock compensation	(5,621)	(6,843)

Accumulated deficit	(255,334)	(183,926)

Total stockholders’ equity	65,970	133,763

Total liabilities and stockholders’ equity	$292,629	$277,375

See accompanying notes that are an integral part of these condensed consolidated Financial Statements.

NET2000 COMMUNICATIONS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Three Months Ending June 30,		For the Six Months Ending June 30,

	2001	2000	2001	2000

Revenues	$30,315	$13,176	$54,824	$23,789

Operating costs and expenses:

Operating costs	19,826	10,222	37,416	18,741

Selling, general and administrative (exclusive of non-cash compensation expense shown below)	31,672	18,077	60,767	34,324

Non-cash compensation expense	600	970	1,222	1,630

Restructuring charge	3,000	—	3,000	—

Depreciation and amortization	8,968	3,328	16,779	5,768

Loss from operations	(33,751)	(19,421)	(64,360)	(36,674)

Other income (expenses):

Interest income	818	2,855	1,712	3,940

Interest expense	(4,303)	(1,309)	(7,588)	(3,392)

Miscellaneous income	(28)	(6)	161	4

Loss before provision for income taxes	(37,264)	(17,881)	(70,075)	(36,122)

Provision for income taxes	—	—	—	—

Loss before extraordinary item	(37,264)	(17,881)	(70,075)	(36,122)

Extraordinary debt extinguishment loss	—	—	—	(4,724)

Net loss	(37,264)	(17,881)	(70,075)	(40,846)

Preferred stock accretion	—	—	—	(3,759)

Preferred stock dividend	(1,140)	—	(1,140)	—

Net loss available to common stockholders	$(38,404)	$(17,881)	$(71,215)	$(44,605)

Pro forma net loss available to common stockholders				$(40,846)

Basic and diluted loss per shares:

Available to common stockholders before extraordinary item	$(.97)	$(.47)	$(1.81)	$(1.43)

Extraordinary loss	—	—	—	(.17)

Available to common stockholders	$(.97)	$(.47)	$(1.81)	$(1.60)

Pro forma basic and diluted loss per share:

Available to common stockholders before extraordinary item				$(1.09)

Extraordinary loss				(.14)

Available to common stockholders				$(1.23)

Shares used in calculation of loss per share:

Basic and diluted	39,762,303	37,785,732	39,362,428	27,845,216

Pro forma basic and diluted				33,166,210

See accompanying notes that are an integral part of these condensed consolidated Financial Statements.

NET2000 COMMUNICATIONS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	June 30,

	2001	2000

Operating activities Net loss	$(70,075)	$(40,846)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	16,779	5,768

Allowance for doubtful accounts	5,365	1,209

Deferred stock compensation	1,222	1,630

Amortization of debt discount	187	405

Extraordinary debt extinguishment loss	—	4,724

Loss from sale of assets	73	—

Changes in operating assets and liabilities:

Accounts receivable	(13,695)	(5,405)

Other current assets	(1,089)	(4)

Other noncurrent assets	(2,003)	(4,497)

Accounts payable	(4,179)	5,196

Accrued expenses and other current liabilities	5,900	4,495

Deferred revenue	(793)	—

Other noncurrent liabilities	—	(117)

Net cash used in operating activities	(62,308)	(27,442)

Investing activities Acquisition of property and equipment	(31,394)	(68,190)

Purchase of investments available for sale	—	(68,151)

Sale of investments available for sale	3,897	11,066

Increase in restricted cash	(750)	(150)

Net cash used in investing activities	(28,247)	(125,425)

Financing activities Proceeds from note payable	14,556	99,427

Repayments on note payable	(1,116)	(90,838)

Proceeds from issuance of common stock	—	212,261

Proceeds from exercise of stock options and employee stock purchase plan	530	1,225

Proceeds from sale of redeemable convertible preferred stock	65,000	—

Repayment of capital leases	(2,757)	(2,590)

Net cash provided by financing activities	76,213	219,485

Net (decrease) increase in cash	(14,342)	66,618

Cash at the beginning of period	49,194	5,523

Cash at the end of period	$34,852	$72,141

See accompanying notes that are an integral part of these condensed consolidated Financial Statements.

NET2000 COMMUNICATIONS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2001 and June 30, 2000
(In thousands, except share and per share amounts)

1.   Description of Business and Basis of Presentation

      Net2000 Communications, Inc. (the “Company”) is a rapidly-growing, innovative provider of state-of-the-art broadband telecommunications services. As a competitive local exchange carrier (“CLEC”), the Company offers businesses located throughout the mid-Atlantic and northeastern regions of the United States cutting-edge, responsive solutions as an alternative to traditional telephone companies. The Company focuses on high-end customers, primarily large- and medium-sized businesses, and offers an integrated package of high-speed data services, internet services, local and long distance services, and interactive video services, primarily delivered from our own network over a single, high-capacity broadband connection.

      The accompanying consolidated financial statements as of June 30, 2001, and for the three and the six months ended June 30, 2001 and June 30, 2000, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with generally accepted accounting principles. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2000, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission.

2.   Investments Available for Sale

      The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value on the balance sheets. As of June 30, 2001, all investments were held in conservative investment grades of commercial paper. Any unrealized gains or losses, net of taxes, are reported as a separate component of stockholders’ equity, if deemed material. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in interest income. As of June 30, 2001 and December 31, 2000, there are no material unrealized gains or losses on investments.

3.   Goodwill and Other Intangible Assets

      Goodwill and other intangible assets represent the amortized excess cost of an acquired business over the fair value of the net tangible assets at the date of acquisition. Goodwill and intangible assets are being amortized on the straight-line basis over 5 years. The carrying value of goodwill is evaluated periodically based on fair values or undiscounted operating cash flow whenever significant events or changes occur which might impair recovery of recorded costs. The Company believes that no impairment of goodwill exists at June 30, 2001. Amortization of goodwill and other intangible assets was approximately $1,100 and $2,108 for the three and six months ended June 30, 2001, respectively, and is included in depreciation and amortization expense

NET2000 COMMUNICATIONS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

4.   Accounting for Derivatives Instruments

      On April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and 138, which establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivative to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company will enter into derivative financial instruments as appropriate to minimize its exposure to interest rates. We do not utilize derivative financial instruments for currency, trading, or other speculative purposes

      On April 3, 2001, the Company entered into an interest rate swap agreement that effectively converted $31,000 of the Senior Security Credit Facility with TD Securities (USA), Inc., to a fixed-rate basis for the next three years, thus reducing the impact of interest-rate changes on future interest expense. The swap was accounted for as an effective cash flow hedge. As of June 30, 2001, the change in fair value was recorded as a liability on the balance sheet, with the corresponding effect recorded to accumulated other comprehensive income amounting to $193.

5.   Property and Equipment

      Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life ranging between three and eight years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Interest capitalized and included in the cost of switch equipment was $255 and $1,964 for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively.

      Construction in process includes software and switch equipment for projects not complete as of the balance sheet dates. When the project is complete, the balance of the assets are transferred to software and switch equipment and depreciated in accordance with the Company’s policy.

      Property and equipment consist of the following:

	June 30,	December 31,
	2001	2000

	(Unaudited)
Software	$24,720	$18,889

Computer equipment	15,957	13,731

Office furniture and equipment	10,518	9,691

Leasehold improvements	27,209	26,255

Vehicles	675	609

Switch equipment	102,346	78,202

Construction in process	24,882	30,202

	206,307	177,579

Less accumulated depreciation and amortization	(35,229)	(20,606)

	$171,078	$156,973

NET2000 COMMUNICATIONS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

6.   Net Loss per Common Share

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

	For the Three Months Ending June 30,		For the Six Months Ending June30,

	2001	2000	2001	2000

Loss before extraordinary item	$(37,264)	$(17,881)	$(70,075)	$(36,122)

Preferred stock accretion	—	—	—	(3,759)

Preferred stock dividend	(1,140)	—	(1,140)	—

Loss available to common stockholders before extraordinary item	(38,404)	(17,881)	(71,215)	(39,881)

Extraordinary item	—	—	—	(4,724)

Net loss available to common stockholders	$(38,404)	$(17,881)	$(71,215)	$(44,605)

Weighted average of common shares, denominator for basic loss per share	39,762,303	37,785,732	39,362,428	27,845,216

Effect of dilutive securities:

Stock options	—	—	—	—

Warrants	—	—	—	—

Convertible stock	—	—	—	—

Denominator for diluted loss per share	39,762,303	37,785,732	39,362,428	27,845,216

Pro forma adjustment for redeemable preferred stock				5,320,994

Pro forma denominator for basic and diluted loss per share				33,166,210

Loss per share
Basic and diluted before extraordinary item	$(.97)	$(.47)	$(1.81)	$(1.43)

Extraordinary loss	—	—	—	(.17)

Basic and diluted	$(.97)	$(.47)	$(1.81)	$(1.60)

Pro forma basic and diluted before extraordinary item				$(1.09)

Extraordinary loss				(.14)

Pro forma basic and diluted				$(1.23)

      Due to their anti-dilutive effects, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

NET2000 COMMUNICATIONS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

7.    Debt

      Long Term Debt

      Long-term debt consists of the following:

	June 30,	December 31,
	2001	2000

	(Unaudited)
Delayed draw term loan facility, face amount $225,000, due December 30, 2007, effective interest rate of approximately 12.75%	$109,556	$95,000

Notes payable to bank	147	140

Capital lease obligations	6,448	8,769

Total	116,151	103,909

Less current maturities	(4,552)	(5,015)

Total long-term debt	$111,599	$98,894

      Included in accrued expenses and other current liabilities at June 30, 2001 and December 31, 2000 is $4,552 and $5,015, respectively, which are currently payable under capital lease obligations and notes payable to bank.

Secured Credit Facilities

      On April 12, 2001, the Company amended its $200,000 Senior Secured Credit Facility with TD Securities (USA), Inc., to include an additional $125,000 senior secured delay draw term loan (the “Incremental Facility”). The Incremental Facility may be used solely to purchase goods and services from Nortel Networks Inc. (“Nortel”) so long as Nortel is a lender under the Incremental Facility. The entire $325,000 Facility is secured by a first priority perfected security interest in all existing and future assets and all equity interests of the Company. Interest on the revolving credit facility, the delayed draw term loan facility, and the Incremental Facility will accrue at ranges (Prime plus 2% to 3.25% for Prime Rate loans or Eurodollar rate plus 3% to 4.25% for Eurodollar loans) depending on certain debt to annualized EBITDA ratios as defined in the terms of the Facility agreement. Repayment of accrued interest on a Prime Rate loan is on each quarterly due date. Repayment on accrued interest on a Eurodollar loan is on the last day of the interest period and, in the case of interest period greater than three months, at three month intervals after the first day of such interest period. The Facility also requires a fees of 1.5% on the unused principal balance payable quarterly. The Incremental Facility will be available on a delayed draw basis until March 31, 2004 (Incremental Facility Commitment Termination date), on which all unused portions of the Incremental Facility commitment will expire. Repayment of Incremental Facility loans outstanding begins December 31, 2003 in quarterly installments over the remaining four-year term as defined. The amended Facility’s financial and operating performance covenants were also revised. The company was in compliance with all such restrictive covenants as of June 30, 2001.

      Upon closing of the Facility, underwriter and agency fees of $2,910 were paid. In addition, $14,556 was drawn on the Facility during the three months ended June 30, 2001.

      The Company paid interest related to all outstanding debt of $4,303 and $1,309 for the three months ended June 30, 2001 and 2000, respectively and $7,588 and $3,392 for the six months ended June 30, 2001 and 2000, respectively.

NET2000 COMMUNICATIONS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

8.    Related Party Non-Current Liabilities

      At June 30, 2001 and December 31, 2000, the Company had outstanding purchases totaling $2,550 and $5,504, respectively, of goods and services which have been classified as a non-current liability as these purchases are subsequently financed under the Senior Secured Credit Facility.

9.    Equity

      Equity Transactions

      On April 12, 2001, the Company sold 65,000 shares of Convertible Pay In Kind Series D Preferred Stock (“Series D Preferred Stock” or “Series D Preferred Share”) for $1,000.00 per share (Liquidation Preference). The Series D Preferred Stock matures 10 years from the closing date and the proceeds are to be used for general corporate purposes. The Series D Preferred Stock accretes an 8% per annum in kind dividend payable quarterly. Each Series D Preferred Share is convertible into shares of Common Stock at a price of $2.955, with no re-sets. Voting rights of the Series D Preferred Shares are on an as converted basis. The Company has the right to redeem the Series D Preferred Shares after 5 years from the closing date, upon at least 30 days prior notice, and at a 5% premium to the accreted Liquidation Preference. Upon maturity or in the event of a change of control, each holder of the Series D Preferred Stock has the option to redeem the Series D Preferred Stock or to convert to shares of common stock. The Company can require the conversion of the Series D Preferred Stock into common stock provided that the closing bid price for the Company’s common stock has been no less than three times the conversion price for a consecutive six month period. Such mandatory conversion cannot occur prior to twenty-four months from the closing date. In connection with the Series D Preferred Stock issuance, the Company issued to the holders detachable warrants to acquire 1,755,267 shares of common stock at $10.00 per share.

      During the three and six months ended June 30, 2001, the Company’s employees exercised options to purchase 31,833 and 111,781 shares of common stock under its 1997 and 1999 stock option plans, for aggregate proceeds of $12 and $80, respectively.

      During the three months and six months ended June 30, 2001, amortization expense for stock based compensation of $600 and $1,222, respectively, relates to employees whose salaries are included in selling, general and administrative expense.

      Acquisition

      On March 16, 2001, the Company acquired Vision I.T. Corporation (“Vision I.T.”), a California-based provider of integrated video, data and network services, in exchange for 1,000,000 shares of the Company’s common stock and the assumption of $1,067 of Vision I.T. debt, for total consideration of approximately $6,100. As part of the acquisition, the Company guaranteed the value of the shares issued to equal $5,000 as measured one year from the acquisition date as defined in the agreement with any additional consideration being paid out in either cash or stock. The Company has recorded a liability amounting to $3,138 related to the additional consideration, which is included in the accrued expenses and other current liabilities. The agreement also provides for an earnout of up to $20,000, payable as either cash or stock, upon attainment of certain financial milestones. The transaction was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired company have been included in the Company’s consolidated financial statements since the acquisition date, with the majority of the purchase price being allocated to acquired intangibles. The Company has made a tentative allocation of the purchase price in the related goodwill and other intangibles and is amortizing them using the straight-line method over a period of five years.

NET2000 COMMUNICATIONS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

      Accretion to Redemption Value of Series A, Series B and Series C Preferred Stock

      The Company has accreted its preferred stock to its redemption value based on the fair market value of the Company using the effective interest method. The Company recorded accretion totaling $0 and $3,759 for the three and six months ended June 30, 2000, respectively. On March 10, 2000, all then outstanding shares of preferred stock were converted into common stock at the closing of the Company’s initial public offering.

10.  Restructuring

      On May 1, 2001, the Company implemented a plan to close the Atlanta sales office and switch facilities. The plan resulted in: (i) the termination of approximately 20 employees (consistent with the plan) primarily from the sales and switch technician areas; (ii) the removal and relocation of the voice and data switch and disconnection of all network circuits; and (iii) the sub-leasing of the current facility. As a result, the Company recorded a restructuring charge of $3,000. The restructuring charge included accruals of approximately $130 for employee relocation and termination costs, approximately $520 for the removal and relocation of the voice and data switch and disconnecting the network circuits, and approximately $2,350 for expenses related to facility sub-leasing and the write-down of assets no longer in use. During the second quarter, the Company paid $235 against costs included in the restructuring accrual. The Company expects to have the majority of the costs settled by the end of 2001.

11.  Commitments

      Operating Leases

      The Company currently leases office space and equipment under non-cancelable operating leases, with expirations through 2015. Rent expense for the three months ended June 30, 2001 and 2000, was $2,530 and $2,063, respectively, and for the six months ended June 30, 2001 and 2000, was $5,009 and $3,674, respectively.

      The future minimum lease payments under non-cancelable operating leases at June 30, 2001 are as follows:

Fiscal Year

2001	$5,009

2002	9,649

2003	9,319

2004	8,854

2005	8,951

Thereafter	38,205

Total	$79,987

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

NET2000 COMMUNICATIONS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

12.  Related Party Transactions

      On May 8, 2001, a promissory note made December 5, 2000 and amended as of February 1, 2001, in the amount of $1,500 between Net2000 Communications Group, Inc. and Clayton A. Thomas, Jr., was modified. The new terms require any portion outstanding to be paid back by May 31, 2002, with monthly interest accrued at the Applicable Federal Rate. In addition, the Company waived the repayment of the first $100 of outstanding balance. As of June 30, 2001, $899 is outstanding on the note and is included in other current assets.

      On June 4, 2001, a promissory note in the amount of $100 was executed between Net2000 Communications Group, Inc. and Mark Mendes, the Company’s Chief Technology Officer. The terms of the loan require repayment of any portion outstanding to be paid back by November 30, 2002. Interest accrues at an annual rate of 5% or the Applicable Federal Rate, whichever is greater. Repayment of accrued interest occurs monthly. As of June 30, 2001, $100 is outstanding on the note and is included in other noncurrent assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

      We began operations in 1993 as a sales agent selling Verizon Communication, Inc. (“Verizon”) (formerly known as Bell Atlantic Corporation) local telephone services to businesses. Under this program, we received a one-time commission for selling complex and high-capacity data telecommunications services. From 1994 through 1997, we were the largest producing Verizon sales agent based on annual sales revenue.

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

General – Results of Operations

      We have been successful in selling services to business customers, with approximately 188,100 lines installed since beginning our Net2000-branded sales efforts in June 1998. The table below provides additional selected key operational data:

	As of	As of	As of
	June 30,	March 31,	June 30,
	2001	2000	2001

On-Net Markets Served	11	21	15

Number of Switches	18	28	20

Total Lines Installed	188,100	152,200	85,700

Total Lines in Service	165,300	140,800	80,500

Sales Force Employees	368	380	225

Total Employees	918	884	613

Average Access Line Count Per Customer	67	70	67

      We have built our network by initially deploying lower-cost data switches and leasing fiber optic lines from other carriers. As we experience increases in customer traffic in a given market, we will consider deploying voice switches and owning a portion of the fiber optic lines. By deploying this “smart-build” network strategy, we believe it offers a number of competitive advantages over the traditional build-out strategy by enabling us to:

•	reduce network capital requirements;
•	improve speed to market and mitigate the risk associated with investing capital in long term assets, thereby preserving capital for other uses such as sales and marketing;
•	improve operating margins;
•	broaden service offerings and enhance customer control by providing more efficient service;
•	and reduce operating expenses.

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

      Our revenue consists of monthly recurring charges, usage charges, video equipment and maintenance charges, and initial, non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines, and collocation space. Usage charges consist of fees paid for each call made generally measured by the minute but also measured by the call. Video equipment revenue usually consists of one-time equipment sales. Non-recurring revenue is typically derived from fees charged to install new customer lines.

      In addition to revenue generated from end-user and carrier customers, we also generate revenue from access fees charged to long distance companies for the local origination and termination of long distance calls from or to our customers. If an imbalance occurs based on inbound versus outbound local calls, we may also be owed reciprocal compensation charges from the incumbent local exchange carrier (“ILEC”). We bill the access and reciprocal compensation charges to the long distance companies and local telephone companies on a monthly basis. Reciprocal compensation and access charges represented approximately 17% of the Company’s revenues for the six months ended June 30, 2001. Although we expect revenue from reciprocal compensation and access charges to increase as more customers come onto our network, we anticipate deriving the majority of our revenue from the sale of our data, local, long distance, and Internet access services and video products to large- and medium-sized businesses.

Operating Costs and Expenses

      We expect that our primary operating costs and expenses will consist of the cost of providing our services and selling, general and administrative expenses.

      Operating costs. Our most significant expense is the cost of leasing certain elements of the full “bundle” of traditional telecommunications services for sale to our local service customers, the cost of leasing part of the data network being used by our data customers and the cost of leasing parts of the long distance network being used by our long distance service customers.

      We purchase local telephone service for our customers on a “wholesale” basis pursuant to interconnection agreements with ILECs and other telephone companies in our targeted markets. Typically, these agreements establish the terms and conditions of the interconnection arrangements along with the cost per minute to be charged by each party for the calls that travel between each carrier’s network. We also purchase local telephone service for our customers on a “retail” basis from ILECs in situations where interconnection arrangements are not in place due to network or regulatory considerations.

      We provide data services to our customers over our own switches in 10 markets and leased fiber optic lines, and in other areas by leasing part of the data network requirements from various telecommunications companies. During the second quarter, we decommissioned eleven of our data switches across the U.S. to minimize expenses related to leased fiber lines.

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

      To minimize our costs, we lease fiber optic lines between cities on a fixed cost basis pursuant to written agreements with the providers of fiber optic lines. These fiber optic lines interconnect our switches, enabling us to cost-effectively provide much of the data and long distance network capacity to our customers. During the second quarter of 2001, we terminated an agreement with our nationwide fiber optic network provider that provided approximately 7,300 miles of broadband backbone fiber optic facilities.

      If we underestimate our need for fiber optic capacity, we may be required to obtain capacity through more expensive means. These costs are usage sensitive and will increase as our customers’ long distance calling volume increases. As traffic on specific routes increases, we may lease flat-rated long distance trunk capacity to reduce our variable costs and improve our gross margins.

      In construction of a switch for a new market, we capitalize as a component of property and equipment only the non-recurring charges associated with our initial network facilities and monthly recurring costs of those network facilities until the switch begins to carry revenue-producing traffic. Once we have deployed a switch in a particular market, maintenance expense will be a significant part of our ongoing cost of services.

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

      We employ a direct sales force in each market where we deploy local voice capability. To attract and retain a highly qualified sales force, we offer our sales personnel a compensation package that emphasizes commissions. We expect to incur additional selling and marketing costs as we continue to hire additional personnel and expand our sales operations.

      In addition to our direct sales force, we utilize sales agents who sell our services and typically focus on specific niche markets or industries, augmenting our direct sales initiatives. Customers acquired through agents are serviced by our customer care representatives, are invoiced by us, and have the same post-sale direct relationship with us as any of our other customers.

      We have successfully achieved “electronic bonding” of T-1 circuits between our operating support systems and Verizon. As a result, we may achieve the following results:

•	reduce errors and inefficiencies associated with manually processing orders
•	significantly reduce the installation interval from order to billing;

•	reduce customer turnover; and
•	reduce operational expenses

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

      We incur other costs and expenses, including the costs associated with the maintenance of our network, administrative overhead, office leases and bad debt. We expect that these costs will grow as we expand our operations and that administrative overhead will be a large portion of these expenses during the business expansion. However, we expect these expenses to become smaller as a percentage of our revenue as we build our customer base and increase revenues.

Results of Operations

Three Months Ended June 30, 2001 compared to the Three Months Ended June 30, 2000.

      Total Revenue. Total revenue increased 130% to $30.3 million for the three months ended June 30, 2001, from $13.2 million for the three months ended June 30, 2000. The increase resulted primarily from increased volume of providing telecommunications services to large and medium-sized businesses and one-time video equipment sales. Revenue from resale telecommunication activities increased 10% to $9.0 million for the three months ended June 30, 2001, from $8.2 million for the three months ended June 30, 2000. Revenue from direct provision of telecommunications services increased 230% to $16.5 million for the three months ended June 30, 2001, from $5.0 million for the three months ended June 30, 2000. Revenue from one-time video equipment sales were $4.8 million for the three months ended June 30, 2001, and zero for the three months ended June 30, 2000.

      Operating Costs. Operating costs increased 94% to $19.8 million for the three months ended June 30, 2001, from $10.2 million for the three months ended June 30, 2000. This increase was attributable to the cost of providing the telecommunications services underlying the increased revenue from telecommunications services and purchases of video equipment. Operating costs for resale activities decreased 9% to $6.6 million for the three months ended June 30, 2001, from $7.2 million for the three months ended June 30, 2000. Operating costs for direct provision of telecommunications services increased 227% to $9.8 million for the three months ended June 30, 2001, from $3.0 for the three months ended June 30, 2000. Operating costs for one-time video equipment sales for the three months ended June 30, 2001 were $3.4 million.

      Selling, General and Administrative. Selling, general and administrative expenses increased 75% to $31.7 million for the three months ended June 30, 2001, from $18.1 million for the three months ended June 30, 2000. This increase was primarily attributable to the increase in sales, service delivery, and support associated with the increase in revenue discussed above, the launch of our telecommunications services, the acquisitions of Frebon International Corporation (“Frebon”) and Vision I.T., and the hiring of key senior management and other personnel to develop and implement certain infrastructure initiatives to support our new markets.

      Depreciation and Amortization. Depreciation and amortization expense increased 173% to $9.0 million for the three months ended June 30, 2001, from $3.3 million for the three months ended June 30, 2000. This increase was primarily due to depreciation of network elements and the back office systems and software and the amortization of goodwill related to our acquisitions.

      Restructuring. On May 1, 2001, the Company implemented a plan to close the Atlanta sales office and switch facilities. The plan resulted in: (i) the termination of approximately 20 employees (consistent with the plan) primarily from the sales and switch technician areas; (ii) the removal and relocation of the voice and data switch and disconnection of all network circuits; and (iii) the sub-leasing of the current facility. As a result, the Company recorded a restructuring charge of $3,000. The restructuring charge included accruals of approximately $130 for employee relocation and termination costs, approximately $520 for the removal and relocation of the voice and data switch and disconnecting the network circuits, and approximately $2,350 for expenses related to facility sub-leasing and the write-down of assets no longer in use. During the second quarter, the Company paid $235 against costs included in the restructuring accrual. The Company expects to have the majority of the costs settled by the end of 2001.

      Other Income (expenses). Interest income decreased 263% to $0.8 million for the three months ended June 30, 2001, from $2.9 million for the three months ended June 30, 2000. This decrease was a result of a decrease in investments available for sale. Interest expense increased 231% to $4.3 million for the three months ended June 30, 2001, from $1.3 million for the three months ended June 30, 2000. The increase was due to increased levels of debt.

      Preferred stock dividends. The April 12, 2001 issuance of the Series D preferred stock resulted in an accrued preferred stock dividend of $1.1 million during the three months ended June 30, 2001.

      Net Loss available to common stockholders. The net loss available to common stockholders increased 115% to $38.4 million for the three months ended June 30, 2001, from $17.9 million for the three months ended June 30, 2000. The increase resulted primarily from the expansion of our network, the growth of our sales force and support employees, development of our back office support systems, acquisitions of two video conferencing companies, and the preferred stock dividend.

Six Months Ended June 30, 2001 compared to the Six Months Ended June 30, 2000.

      Total Revenue. Total revenue increased 130% to $54.8 million for the six months ended June 30, 2001, from $23.8 million for the six months ended June 30, 2000. The increase resulted primarily from increased volume of providing telecommunications services to large and medium-sized businesses and one-time video equipment sales. Revenue from resale telecommunication activities increased 11% to $18.2 million for the six months ended June 30, 2001, from $16.4 million for the six months ended June 30, 2000. Revenue from direct provision of telecommunications services increased 288% to $28.7 million for the six months ended June 30, 2001, from $7.4 million for the six months ended June 30, 2000. Revenue from one-time video equipment sales were $7.9 million for the six months ended June 30, 2001 and zero for the six months ended June 30, 2000.

      Operating Costs. Operating costs increased 100% to $37.4 million for the six months ended June 30, 2001, from $18.7 million for the six months ended June 30, 2000. This increase was attributable to the cost of providing the telecommunications services underlying the increased revenue from telecommunications services and purchases of video equipment. Operating costs for resale activities decreased 3% to $13.6 million for the six months ended June 30, 2001, from $14.0 million for the six months ended June 30, 2000. Operating costs for direct provision of telecommunications services increased 291% to $18.4 million for the six months ended June 30, 2001, from $4.7 for the six months ended June 30, 2000. Operating costs for one-time video equipment sales for the six months ended June 30, 2001 were $5.4 million.

      Selling, General and Administrative. Selling, general and administrative expenses increased 77% to $60.7 million for the six months ended June 30, 2001, from $34.3 million for the six months ended June 30, 2000. This increase was primarily attributable to the increase in sales, service delivery, and support associated with the increase in revenue discussed above, the launch of our telecommunications services, the acquisitions of Frebon and Vision I.T., and the hiring of key senior management and other personnel to develop and implement certain infrastructure initiatives to support our new markets.

      Depreciation and Amortization. Depreciation and amortization expense increased 190% to $16.8 million for the six months ended June 30, 2001, from $5.8 million for the six months ended June 30, 2000. This increase was primarily due to depreciation of network elements and the back office systems and software and the amortization of goodwill related to the Company’s acquisitions.

      Restructuring. On May 1, 2001, the Company implemented a plan to close the Atlanta sales office and switch facilities. The plan resulted in: (i) the termination of approximately 20 employees (consistent with the plan) primarily from the sales and switch technician areas; (ii) the removal and relocation of the voice and data switch and disconnection of all network circuits; and (iii) the sub-leasing of the current facility. As a result, the Company recorded a restructuring charge of $3,000. The restructuring charge included accruals of approximately $130 for employee relocation and termination costs, approximately $520 for the removal and relocation of the voice and data switch and disconnecting the network circuits, and approximately $2,350 for expenses related to facility sub-leasing and the write-down of assets no longer in use. During the second quarter, the Company paid $235 against costs included in the restructuring accrual. The Company expects to have the majority of the costs settled by the end of 2001.

      Other Income (expenses). Interest income decreased 56% to $1.7 million for the six months ended June 30, 2001, from $3.9 million for the six months ended June 30, 2000. This decrease was a result of a decrease in investments available for sale. Interest expense increased 124% to $7.6 million for the six months ended June 30, 2001, from $3.4 million for the six months ended June 30, 2000. The increase was due to increased levels of debt.

      Extraordinary Loss. The early extinguishment of the Senior Discount note resulted in the Company incurring an extraordinary loss of $4.7 million during the six months ended June 30, 2000.

      Preferred stock accretion. The Company recorded accretion totaling $3,759 for the six months ended June 30, 2000 and zero for the six months ended June 30, 2001. The accretion of the Company’s preferred stock to its redemption value was based on the fair market value of the Company using the effective interest method.

      Preferred stock dividends. The April 12, 2001 issuance of the Series D preferred stock resulted in an accrued preferred stock dividend of $1.1 million during the six months ended June 30, 2001.

      Net Loss available to common stockholders.  The net loss available to common stockholders increased 60% to $71.2 million for the six months ended June 30, 2001, from $44.6 million for the six months ended June 30, 2000. The increase resulted primarily from the expansion of our network, the growth of our sales force and support employees, development of our back office support systems, acquisitions of two video conferencing companies, and the preferred stock dividend.

Liquidity and Capital Resources

      The development of our business, the deployment of switching facilities in our targeted markets and the establishment of reliable operations support systems will require significant capital to fund the following:

•	capital expenditures,
•	working capital needs,
•	debt service, and
•	the cash flow deficits generated by operating losses.

Our principal capital expenditure requirements include:

•	the purchase and installation of digital switches,
•	the purchase and installation of fiber-optic network fiber rings and optronics,
•	the development and licensing of operations support systems and other automated back office systems,
•	in certain cases, leasing excess fiber optic capacity where projected traffic volume growth makes it economically attractive to do so, and
•	the consummation of potential strategic acquisitions.

      To date, we have funded our expenditures through our initial public offering which raised approximately $212.0 million, the private sale of equity securities of $115.5 million, and access to a $325 million Senior Secured Credit Facility.

      On March 7, 2000, we completed our initial public offering and raised $212.0 million after underwriters’ discounts and related expenses.

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

      On April 12, 2001, we amended our $200 million Facility with TD Securities (USA), Inc., to now total $325 million through the addition of $125 million senior secured delay draw term loan (the “Incremental Facility”). The Incremental Facility may be used solely to purchase goods and services from Nortel so long as Nortel is a lender under the Incremental Facility.

      On April 12, 2001, we sold 65,000 shares of Convertible Pay In Kind Series D Preferred Stock for $1,000.00 per share, for a total cash consideration of $65 million. In addition, we issued warrants for 1,755,267 shares of our Common Stock exercisable at a price of $10.00 per share.

      Net cash used in operating activities was $62.3 million for the six months ended June 30, 2001 and $27.4 million for the six months ended June 30, 2000. The increase of $34.9 million is primarily due to an increase in operating losses and accounts receivables offset by increases in non-cash reconciling items for allowance for doubtful accounts, depreciation and amortization expense, accrued expenses and deferred revenue and decreases in other noncurrent assets. Net cash used in investing activities was $28.2 million for the six months ended June 30, 2001 and $125.4 million for the six months ended June 30, 2000. The decrease of $97.2 million is due to reduced capital expenditures within existing markets and the decrease in investments available for sale to fund operating losses for the six month ended June 30, 2000. Net cash provided by financing activities was $76.2 million for the six months ended June 30, 2001 and $219.5 million for the six months ended June 30, 2000. The decrease of $143.3 million is primarily the result of net proceeds received from the Company’s initial public offering during the first quarter of 2000 offset by the proceeds received from the Series D Preferred Stock issuance during the second quarter of 2001.

      Many investment analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as “EBITDA,” as a way of evaluating a company. EBITDA losses excluding the restructuring charge and non-cash compensation expense increased 40% to $21.2 million for the three months ended June 30, 2001, from $15.1 million for the three months ended June 30, 2001. We expect to experience additional operating losses and negative EBITDA as a result of our development and current market expansion activities.

      We have delayed our Phase III westward market expansion of our voice and data switches for at least two years to allow us to preserve cash and intensify our efforts in further penetration of our existing sales markets.

      We expect to make additional capital outlays for the foreseeable future to continue the development activities contemplated in our current business plan and to fund expected operating losses. Until such time as we begin to generate positive cash flow from operations, these capital expenditures will be financed with cash on hand, additional debt and equity capital. We believe that our current resources will be sufficient to satisfy our liquidity needs; however, we cannot make any assurances to that effect. If our plans or assumptions change, if our assumptions prove to be inaccurate, if we experience unexpected costs or competitive pressures, or if we are non-compliant with any of our Senior Secured Credits Facility covenants resulting in limiting our access to funds we will be required to seek additional capital. In particular, if we elect to pursue significant additional acquisition opportunities or accelerate our network expansion, our cash needs may be increased substantially. We cannot assure you that our current projection of cash flow and losses from operations, which will depend upon numerous future factors and conditions and many of which are outside of our control and/or unpredictable, will be accurate. Actual results will almost certainly vary materially from our current projections. It is likely that actual costs and revenues will vary from expected amounts which will likely affect our future capital requirements. Our cost of expanding our network services and sales efforts, funding other strategic initiatives, and operating our business will depend on a variety of factors, including, among other things:

•	the number of customers and the services for which they subscribe,
•	the nature and penetration of services that may be offered by us,
•	regulatory, judicial, and legislative developments,
•	response of our competitors to a loss of customers to us and changes in technology, and
•	the availability of network capacity from ILECs and other carriers.

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

      The Telecommunications Act of 1996

      The Telecommunications Act was designed to increase competition in the long distance and local telecommunications industries. The Telecommunications Act imposes a variety of duties on ILECs to facilitate the development of competition in the provision of local telecommunications and access services. Like all local telecommunications carriers, where we provide local telephone services, we are required to provide network interconnection, reciprocal compensation, resale, number portability, and access to rights-of-way. ILECs, including the Regional Bell Operating Companies (“RBOCs”), are subject to requirements in addition to these, including the duty to: undertake additional obligations applicable to the interconnection of their networks; permit collocation of competitors’ equipment at their central offices; provide unbundled access to individual network elements, including network facilities, features and capabilities, on non-discriminatory and cost-based terms; and offer their retail services for resale at wholesale rates.

      The Telecommunications Act also eliminates certain pre-existing prohibitions on the provision of long distance services by the RBOCs on a phased-in basis. RBOCs currently are permitted to provide long distance service outside those states in which they provide local telecommunications service. RBOCs will be permitted to provide long distance service within the regions in which they also provide local telecommunications service upon demonstrating to the FCC that they have complied with a statutory checklist of requirements intended to open local telephone markets to competition. To date, only Verizon and SBC Communications, Inc. (“SBC”) have been granted approval to provide long distance services in their local telephone service regions and that is restricted to long distance calls originating in Connecticut, Massachusetts and New York for Verizon and Kansas, Oklahoma and Texas for SBC. Verizon, SBC, and other RBOCs have initiated similar proceedings to obtain in region long distance service authority in other states, including Pennsylvania. Additional entry by Verizon, SBC, and other RBOCs into the long distance services market in various states is expected in the near future and could further increase competition in the market for our services. Increased competition from the RBOCs may have a material adverse effect on our business, as they will be able to offer integrated local and long distance services and may enjoy significant competitive advantages.

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

      In addition to overseeing the entry of the RBOCs into the long distance market, the FCC is charged with establishing national rules implementing the local competition provisions of the Telecommunications Act. In August 1996, the FCC released an order adopting an extensive set of regulations governing network interconnection, network element unbundling and resale of ILEC services, under the Telecommunications Act. In July 1997, the United States Court of Appeals for the Eighth Circuit (“Eighth Circuit”) issued a decision vacating substantial portions of these rules, principally on the ground that the FCC had improperly intruded into matters reserved for state jurisdiction.

      In January 1999, the United States Supreme Court reversed many aspects of the Eighth Circuit’s decision, concluding that the FCC has jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court found that the FCC has authority to establish pricing guidelines applicable to interconnection, the provision of unbundled network elements, and the resale of ILEC services. The Supreme Court, however, did not evaluate the specific pricing methodology adopted by the FCC and remanded the case to the Eighth Circuit for further consideration.

      On remand, the Eighth Circuit generally upheld the FCC’s forward-looking cost methodology as a permissible basis for establishing pricing for interconnection and unbundled network elements, but overturned the specific aspect of the FCC’s pricing standard that was based on the use of the most efficient technology available in the industry and, instead, determined that prices should be based on actual costs incurred using equipment currently deployed. The Supreme Court has agreed to review the Eighth Circuit’s pricing decision, which has been stayed pending the outcome of the Supreme Court’s review. We cannot predict what impact the Eight Circuit’s decision or the upcoming Supreme Court decision will have on our business. Similarly, we cannot predict the outcome of any subsequent proceeding on remand by either the Eighth Circuit or the FCC, or the effect that any such subsequent proceedings could have on our business.

      Although most of the FCC’s interconnection rules were upheld by the Supreme Court in its January 1999 decision, the Court found that the FCC had not adequately considered certain statutory criteria for requiring ILECs to make unbundled network elements available to CLECs. On remand, the FCC then conducted new proceedings to reexamine which unbundled network elements ILECs must provide. On November 5, 1999, the FCC released an order in which it required that ILECs make available all but one of the network elements specified in its initial order. The FCC also clarified and enhanced the scope of its initial unbundling requirements by expanding the definitions of those network elements which it requires the ILECs to offer on an unbundled basis. In that same order, however, the FCC declined to require ILECs to provide CLECs with unbundled access to data switching services, except in limited circumstances. On April 5, 2001, several RBOCs filed a petition with the FCC seeking the elimination of the dedicated transport and high capacity loop unbundling requirements. We are unable to predict how or when the FCC will respond to the RBOCs’ petition.

      The FCC also clarified the obligation of ILECs to provide certain combinations of network elements. Specifically, the FCC determined that ILECs may not separate network elements that an ILEC currently combines. As a result, subject to certain restrictions, some special access circuits can now be converted to combinations of unbundled loop and transport elements, also known as enhanced extended links or EELs. We expect to benefit economically from EELs, because, unlike special access, EELs are subject to cost-based pricing under the FCC’s forward looking incremental cost pricing standard. Various parties have sought reconsideration and appeal of the FCC’s order. We are unable to predict the outcome of such reconsideration and appellate proceedings.

      In March 1999, the FCC adopted new rules strengthening the rights of CLECs to obtain physical collocation for purposes of interconnecting with ILEC networks and gaining access to unbundled network elements. The order also requires ILECs to permit CLECs to collocate equipment used for interconnection and/or access to unbundled network elements even if such equipment includes certain switching or enhanced services functions. Additionally, the FCC adopted rules designed to limit ILECs’ ability to deny CLECs the ability to deploy transmission hardware in collocation space by purporting that the equipment will cause electrical interference with other wires, and it proposed rules making these requirements more specific. On March 17, 2000, the United States Court of Appeals for the District of Columbia Circuit reversed significant portions of the FCC’s collocation order and rules, and remanded the issue to the FCC for further proceedings. Among other things, the appeals court decision overturns the FCC’s regulations that require ILECs to permit competitors to collocate certain equipment that has enhanced services functionality and allow collocating carriers to construct cross-connect facilities between their own collocated equipment and that of another CLEC. On July 12, 2001, the FCC adopted new rules in response to the appeal court’s ruling that, among other things, allow CLECs to collocate multifunctional equipment and require ILECs to provision cross-connects between collocating carriers, eliminating its previous decision allowing collocating carriers to provision their own cross-connects between collocation arrangements. Various parties may seek reconsideration and/or appeal of the FCC’s order. We are unable to predict the outcome of such reconsideration or appellate proceedings or likely effect such outcome could have on our business.

      In October 2000, the FCC adopted rules to enhance the ability of CLECs to provide services in commercial buildings or other multiple tenant environments. Among other things, the FCC prohibited telecommunications carriers from entering into exclusive contracts with commercial building owners and also required ILECs to open up their equipment and wiring in multiple tenant buildings to use by CLECs. Reconsideration of the FCC’s order has been sought. In addition, the FCC has issued a further notice of proposed rulemaking. We cannot predict the outcome or likely effect of either of these proceedings.

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

      In addition, on May 31, 2000, the FCC adopted a proposal submitted by a coalition of long distance companies and RBOCs referred to as “CALLS”. Pursuant to this plan, ILEC access rates must be decreased in stages over five years. The FCC’s latest rules governing ILECs subject to “price-cap” regulation (generally, the largest ILECs, including the RBOCs) have been appealed and are the subject of petitions for reconsideration before the FCC.

      Over the past few years, the FCC has granted ILECs significant flexibility in pricing their interstate special and switched access services. We anticipate that this pricing flexibility will result in ILECs lowering their prices in high traffic density areas, where we currently compete. We also anticipate that the FCC will grant ILECs greater pricing flexibility as the number of actual and potential competitors increases in each of these markets. In August 1999, the FCC released an order that granted substantial additional pricing flexibility to ILECs for certain interstate services. Among other things, the FCC granted immediate pricing flexibility to many ILECs and also established a framework for granting greater flexibility in the pricing of all interstate access services once an ILEC market satisfies certain prescribed competitive criteria. The FCC also invited public comment on proposals for additional ILEC pricing flexibility. In December 2000 and January 2001, the FCC issued its first grants of additional pricing flexibility to BellSouth Corporation (“BellSouth”). Petitions for reconsideration have been filed with respect to at least two of the FCC’s orders regarding ILEC special and switched access pricing flexibility. We are unable to predict the outcome of any related subsequent proceedings or whether the decisions that may be reached could have a materially adverse impact on our business.

      The FCC recently issued two orders dealing with CLEC access charge levels. First, in April 2001, the FCC issued its ruling regarding the interstate access charges levied by CLECs on long distance carriers. The FCC decided that, effective June 20, 2001, CLEC access charges should be reduced over a three-year period to the level charged by ILECs in the competing area. Prior to this order, CLECs were free to charge access rates at any level they deem appropriate, subject to overarching statutory requirements that such rates must be just, reasonable and non-discriminatory. The FCC-ordered reduction in CLEC access charge rates will result in a substantial reduction in the rate per minute we charge for interstate access services and, depending on the volume of our access traffic, could result in a decrease in the amount of access charge revenue we will collect during 2001 and in subsequent years. Second, in May 2001, the FCC issued another order concluding that a particular CLEC’s past access rates were excessive and applied new reduced access rates retroactively. This order may prompt long distance carriers to seek retroactive refunds of rates paid in excess of those prescribed in the FCC’s order. Various parties have sought reconsideration and appeal of the FCC’s orders. We are unable to predict the outcome of such reconsideration and appellate proceedings or whether this could result in the Company being required to refund certain access charge payments.

      On April 19, 2001, the FCC adopted a notice of proposed rulemaking seeking to unify its rules regarding inter-carrier compensation. The FCC seeks to address disparities in rates for access charges and reciprocal compensation – the rates which carriers pay each other for completing calls exchanged between them. The FCC’s proposal seeks comments on a transition to a “bill and keep” system where carriers would not exchange cash compensation, but would provide call completion services free of charge. Further adoption by the FCC of a unified inter-carrier compensation regime that adopts a bill and keep regime or otherwise reduces the rates that we (and other carriers) may charge for access charges and/or reciprocal compensation could significantly reduce our inter-carrier compensation revenues. We are unable to predict the outcome of this proceeding or whether the decision that may be reached could have a materially adverse impact on our business.

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

      In late 1998 and 1999, the FCC determined that both dedicated access and dial-up calls from a customer to an Internet service provider are primarily interstate in nature and, therefore, subject to the FCC’s jurisdiction. The FCC then initiated a proceeding to determine what effect this regulatory classification will have on the obligation of a service provider to pay reciprocal compensation for dial-up calls to Internet service providers. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC’s determination that dial-up calls to Internet service providers are not “local” calls for purposes of reciprocal compensation, and remanded the matter to the FCC for further consideration.

      On April 18, 2001, the FCC adopted an order setting forth a new compensation mechanism for Internet-bound traffic. The ruling treats Internet-bound traffic as a special form of interstate traffic, specifically information access and, therefore, not subject to reciprocal compensation. Rather, effective June 14, 2001, Internet-bound traffic will be subject to an interim compensation mechanism with rates generally lower than the reciprocal compensation rates incorporated into our interconnection agreements with various ILECs. This decision could result in a reduction of revenue we receive from reciprocal compensation payments for traffic terminated over our network to Internet service providers, other customers that generate large amounts of inbound calling, and to our other local service customers. Various parties have sought reconsideration and appeal of the FCC’s order. We are unable to predict the outcome of such reconsideration and/or appellate proceedings.

      Universal Service

      In 1997, the FCC established a significantly expanded universal service regime to subsidize the cost of telecommunications services to high-cost areas, and to low-income customers and qualifying schools, libraries and rural health care providers. Providers of telecommunications services, like us, as well as certain other entities, must pay for these programs. Our share of the payments into these subsidy funds will be based on our share of certain defined telecommunications end user revenues. Various states are also in the process of implementing their own universal service programs. We currently are unable to quantify the amount of subsidy payments we will be required to make in the future or the effect that these required payments will have on our financial condition. Moreover, the FCC’s universal service rules remain subject to change, which could increase our costs and, thereby, could have a materially adverse effect on our financial position.

      Detariffing of Interstate and International Services

      In November 1996, the FCC issued an order that required non-dominant, long distance carriers, like us, to cease filing tariffs for domestic, long distance services. Tariffing is a traditional requirement of telephone companies whereby such companies publicly submit at state and federal regulatory agencies all terms, conditions, pricing, and available services governing the sale of all regulated services to the public. In March 1999, the FCC adopted further rules that, while still maintaining mandatory detariffing, required long distance carriers to make specific public disclosures on Internet websites of their rates, terms and conditions for domestic interstate services. In April 2000, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the FCC’s mandatory detariffing order in its entirety, which had been stayed by the appeals court pending its decision. Consequently, the FCC implemented a transition period to allow carriers to withdraw federal tariffs and move to contractual relationships with their customers. All carriers, including Net2000, are required to complete the process of detariffing interstate domestic commercial services by January 31, 2001 and must detariff consumer services by July 31, 2001. In March 2001, the FCC imposed similar detariffing requirements with respect to international services provided by non-dominant carries such as Net2000. The detariffing of international services must be completed by January 27, 2002. Long distance carriers will be required to comply with the new public information requirements imposed by the FCC in lieu of tariff filings. In the absence of tariffs, non-dominant, interstate and international services providers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their domestic, interstate and international services, and will have to rely more heavily on individually negotiated agreements with end users.

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

Forward-Looking Statements and Risk Factors

      Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. The words “believes,” “expects,” “estimate,” “anticipates,” “will be,” “should” and similar words or expressions identify forward-looking statements made by us or on our behalf. These forward-looking statements are subject to many uncertainties and factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements made by us or on our behalf, whether as a result of new information, future events or otherwise. Refer to the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission for details on risk factors.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      We do not have operations subject to risks of foreign currency fluctuations. Our exposure to financial market risk relates primarily to our investment portfolio and outstanding debt. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. Our earnings are affected by changes in interest rates as our long term debt has variable interest rates based on either the Prime Rate or LIBOR. We have entered into an interest rate swap agreement that effectively protects $31,000 of our outstanding debt from market fluctuations. If interest rates for our long term debt (excluding the interest rate swap agreement) for the three months ended June 30, 2001 average 10% more than they did as of December 31, 2000, our interest expense would increase, and loss before taxes would increase by approximately $1.9 million for the three months ended June 30, 2001. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and outstanding debt balances. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

      On and after June 11, 2001 and as of the date this filing, the Company is aware that six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors, and several investment banks that were the underwriters of the Company’s initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York. Three of the lawsuits purport to be class actions filed on behalf of purchasers of the stock of the Company during the period March 6 or 7, 2000 through December 6, 2000, and three of the lawsuits allege as the class period March 6, 2000 through June 6, 2001. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The Company and its current and former officers and directors vigorously deny all allegations of wrongdoing against them and intend to vigorously defend the actions. The Company expects that the lawsuits will be consolidated and that plaintiffs will file a consolidated complaint. The Company intends to file a motion to dismiss that complaint, and is not required to respond before that complaint is filed. The Company believes that more than one hundred other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms.

      From time to time, we are a party to routine litigation and regulatory proceedings before various state commissions and the FCC in the ordinary course of business.

Item 2. Changes in Securities and Use of Proceeds

Report of Offering of Securities and Use of Proceeds Therefrom

      On March 16, 2001, the Company acquired Vision I.T. Corporation, a California-based provider of integrated video, data and network services, in exchange for 1,000,000 shares of the Company’s common stock and the assumption of $1,067 of Vision I.T. debt, for total consideration of approximately $6,100. These shares were issued pursuant to the exemption from registration under section 4 (2) of the Securities Act.

      On April 12, 2001, we sold 65,000 shares of Convertible Pay In Kind Series D Preferred Stock for $1,000.00 per share, for a total cash consideration of $65 million. The preferred shares will be convertible initially into approximately 22 million shares of common stock, based upon a per share conversion price of $2.955. In addition, we issued warrants for 1,755,267 shares of our Common Stock exercisable at a price of $10.00 per share. These securities were issued pursuant to the exemption from registration under section 4 (2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

      (a)  ompany held its annual meeting of Stockholders on May 24, 2001 (the “Annual Meeting”).

      (b)  n/a

      (c)  The following matters were voted upon at the Annual Meeting:

(i) To elect two directors to serve until the 2004 annual meeting of stockholders, and until their successors are elected and duly qualified, with 90% of the shares of Common Stock present and voting at the meeting voting for Messrs. Bolland and Albro as follows:

Nominee	For	Against or Withheld

Anthony J. Bolland	35,237,415	353,910

Duane Albro	35,237,415	353,910

(ii) To amend and restate our 1999 Stock Incentive Plan to reserve an additional 4,000,000 shares were approved by 70% of the shares of Common Stock present and voting at the meeting. (Votes for: 24,954,225; votes against or withheld: 3,470,610; abstain: 21,674).

(iii) To approve the issuance of shares of our common stock upon the conversion of Series D Pay-in-Kind Preferred Stock and the exercise of related warrants by a holder, which upon such conversion and exercise would hold more than 19.99% of our outstanding common stock was approved by 79% of the shares of Common Stock present and voting at the meeting. (Votes for: 27,977,949; votes against or withheld: 337,114; abstain: 131,446).

(iv) The appointment of Ernst & Young, LLP as our independent auditors for the year ending December 31, 2001 was ratified by 99% of the shares of Common Stock present and voting at the meeting. (Votes for: 35,520,905; votes against or withheld: 54,378; broker non-votes: 16,042).

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Description

3.1.2*	Amended and Restated Certificate of Incorporation of Net2000

3.1.4*	Amended and Restated Bylaws of Net2000

4.1****	Form of Certificate of Designation of Series D Convertible Pay In Kind Preferred Stock

4.2****	Form of Warrant

10.1*	Second Amended and Restated Investor Rights Agreement dated November 4, 1998, by and among Net2000 and certain stockholders named therein

10.2*	Employment Agreement dated July 31, 1998, by and between Net2000 and Clayton A. Thomas, Jr.

10.3*	Employment Agreement dated July 31, 1998, by and between Net2000 and Mark A. Mendes

10.4*	Employment Agreement dated July 31, 1998, by and between Net2000 and Donald E. Clarke

10.5***	Stock Pledge agreement between Clayton A. Thomas Jr. and Net2000 Communications Group, Inc. (Replace prior 10.5 exhibit filed with the S-1)

10.5.1***	First Amendment to the Stock Pledge agreement between Clayton A. Thomas Jr. and Net2000 Communications Group, Inc.

10.6***	Loan terms between Clayton A. Thomas Jr. and Net2000 Communications Group, Inc. (Replace prior 10.6 exhibit filed with the S-1)

10.6.1***	Promissory note between Clayton A. Thomas Jr. and Net2000 Communications Group, Inc.

10.6.2*****	First amendment to the Loan Agreement and Promissory Note by and between Clayton A. Thomas, Jr. and Net2000 Communications Group, Inc.

10.6.3	Second amendment to the Loan Agreement and Promissory Note by and between Clayton A. Thomas, Jr. and Net2000 Communications Group, Inc.

10.7	Omitted

10.8*	1997 Equity Incentive Plan

10.8.1**	Amended and Restated 1997 Equity Incentive Plan

10.9*	1999 Stock Incentive Plan

10.9.1	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to the Corporation’s Proxy Statement on Form DEF-14A (File No. 000-29515)

10.10*	1999 Employee Stock Purchase Plan

10.11*	Incentive Stock Option Agreement dated October 27, 1997, by and between Net2000 and Mark A. Mendes

10.11.1*	Preferred Stock Incentive Stock Option Agreement dated October 27, 1997, by and between Net2000 and Mark A. Mendes

10.11.2*	Amendment No. 1 to Preferred Stock Incentive Stock Option Agreement dated April 1, 1998 (related to Exhibit 10.11.1)

10.11.3*	Incentive Stock Option Agreement dated May 19, 1998, by and between Net2000 and Mark A. Mendes

10.12*	Incentive Stock Option Agreement dated December 15, 1997 by and between Net2000 and Donald E. Clarke

10.12.1*	Incentive Stock Option Agreement dated May 19, 1998 by and between Net2000 and Donald E. Clarke

10.12.2*	Incentive Stock Option Agreement dated November 10, 1999, by and between Net2000 and Donald E. Clarke

10.13*	Stock Option Agreement dated November 15, 1999, by and between Net2000 and Clyde Heintzelman

10.14*	Amended and Restated Credit Agreement dated July 30, 1999, by and among Net2000 Communications Group, Inc., Nortel Networks, Inc. and certain lenders named therein

10.15*	Form of Amended and Restated Guaranty Agreement dated July 30, 1999, signed by each of our subsidiaries and Nortel Networks, Inc.

10.16*	Form of Amended and Restated Pledge and Security Agreement dated July 30, 1999, signed by each of our subsidiaries and Nortel Networks, Inc.

10.17*	Note Purchase Agreement dated July 30, 1999, by and between Net2000 and Nortel Networks, Inc.

10.18*	Warrant Agreement dated July 30, 1999, by and between Net2000 and Nortel Networks, Inc.

10.19*	Form of Warrant Certificate dated July 30, 1999, by and between Net2000 and Nortel Networks, Inc.

10.20*	Senior Discount Notes Due 2009 issued by Net2000 on July 30, 1999 to the holder identified therein

10.21*	Exchange and Registration Rights Agreement dated July 30, 1999 by and between Net2000 and Nortel Networks, Inc.

10.22*	Lease dated December 24, 1998, by and between Net2000 Communications Real Estate, Inc. and Wellsford/Whitehall Holdings, L.L.C.

10.23*	Lease dated February 19, 1999, by and between Net2000 Communications Real Estate, Inc. and Murdock Atrium Limited Partnership

10.24*	Sublease Agreement dated June 21, 1999, by and between Net2000 Communications Real Estate, Inc. and Virginia Electric and Power Company

10.25*	Office Lease dated May 26, 1999, by and between Net2000 Communications Real Estate, Inc. and KDC-Dulles Tech, LLC

10.26	Employment Agreement dated June, 2001, by and between Net2000 Communications, Inc. and Duane Albro (Replace prior 10.26 exhibit filed with the S-1)

10.27	Consulting Agreement dated June 1, 2001, by and between Net2000 Communications, Inc. and Clyde Heintzelman (Replace prior 10.27 exhibit filed with the S-1)

10.28**	Lease dated October 31, 1999, by and between Net2000 Communications Real Estate, Inc, and Hudson Telecom Center, LLC

10.29**	Lease dated December 6, 1999, by and between Net2000 Communications Real Estate, Inc, and Hood Business Park, LLC

10.30**	Lease dated December 15, 1999, by and between Net2000 Communications Real Estate, Inc, and Callowhill Management, Inc.

10.31**	Lease dated April 11, 2000, by and between Net2000 Communications Real Estate, Inc, and Permiter Center Investors, LLC

10.32	Omitted

10.33**	Second Amended and Restated Credit Agreement dated June 28, 2000, by and among Net2000 Communications Group, Inc., Toronto Dominion (Texas), Inc., and certain lenders named therein

10.34***	Lease dated October 11, 2000 by and between Net2000 Communications Real Estate, Inc and Charles E Smith Real Estate Services, LP

10.35***	Employment Agreement dated July 26, 2000, by and between Net2000 Communication, Inc. and Carl Pavolic

10.36***	Employment Agreement dated February 16, 2001, by and between Net2000 Communication, Inc. and James Garrettson

10.37	Omitted

10.38****	Securities Purchase Agreement dated as of March 27, 2001 by and among Net2000 Communications, Inc. and the investors listed on the Schedule of Buyers attached thereto.

10.38.1****	Amendment No. 1 to the Securities Purchase Agreement dated March 27, dated as of April 2, 2001.

10.39****	Registration Rights Agreement, dated as of April 12, 2001, by and among Net2000 Communications, Inc. and the Stockholders (as defined therein).

10.40****	Shelf Registration Rights Agreement dated as of April 12, 2001, by and among Net2000 Communications, Inc. and the Stockholders (as defined therein).

10.41****	Third Amended and Restated Credit Agreement dated as of April 12, 2001, by and among Net2000 Communications Group, Inc., as Borrower, Toronto Dominion (Texas), Inc., as Administrative Agent, and the Lenders named therein.

10.42+****	Purchase and License Agreement dated as of March 27, 2001 by and among Net2000 Communications Capital Equipment, Inc. and Nortel Networks Inc.

10.43	Loan terms between Mark Mendes and Net2000 Communications Group, Inc.

10.44	Promissory note between Mark Mendes and Net2000 Communications Group, Inc.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-31987

**	Incorporated by reference to the Company’s quarterly report on Form 10-Q, filed with the SEC as of August 14, 2000

***	Incorporated by reference to the Company’s annual report on Form 10-K, filed with the SEC as of April 13, 2001

****	Incorporated herein by reference to the Company’s on Form 8-K, filed with the SEC as of April 16, 2001

*****	Incorporated by reference to the Company’s quarterly report on Form 10-Q, filed with the SEC as of May 11, 2001

+	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 406 of the Securities and Exchange Act of 1933.

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

Date: August 7, 2001	By: /s/ Donald E. Clarke Donald E. Clarke Chief Financial Officer, Executive Vice President and Treasurer