Form 10-Q
period 2001-09-30
NET2000 COMMUNICATIONS INC
filed 2001-11-19
CIK 1099363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

{_}	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _________________

Commission File Number:
000-29515

Net2000 Communications, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	51-0384995 (I.R.S. Employer Identification No.)

2180 FOX MILL ROAD HERNDON, VA (Address of principal executive offices)	20171 (Zip Code)

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

     (1)  Yes {X}     (2) No { }

The number of shares outstanding of the Registrant’s common stock as of October 31, 2001, was 40,335,994.

i

ii

PART I. — FINANCIAL INFORMATION

NET2000 COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,905	$49,194
Investments available for sale	—	15,720
Restricted cash	4,582	4,582
Accounts receivable, net of allowance for doubtful accounts of approximately $14,668 and $4,370 at September 30, 2001 and December 31, 2000, respectively	33,695	19,143
Other current assets	5,893	3,620

Total current assets	59,075	92,259
Property and equipment, net of accumulated depreciation	167,274	156,973
Goodwill, net of accumulated amortization	19,100	16,357
Other noncurrent assets	10,567	9,793
Unamortized debt discount	1,714	1,993

Total assets	$257,730	$277,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,542	$9,333
Accrued expenses and other current liabilities	45,014	28,427
Short Term Debt	110,814	105
Deferred revenue	1,791	1,349

Total current liabilities	169,161	39,214
Related party noncurrent liabilities	—	5,504
Long-term debt	371	98,894
Redeemable convertible Series D preferred stock, $0.01 par value; 65,000 shares authorized and outstanding at September 30, 2001; including accrued preferred dividends	61,807	—
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized, 40,313,346, and 38,447,418 shares issued and outstanding September 30, 2001 and December 31, 2000, respectively	403	384
Additional capital	332,922	324,148
Deferred stock compensation	(4,552)	(6,843)
Accumulated deficit	(302,382)	(183,926)

Total stockholders’ equity	26,391	133,763

Total liabilities and stockholders’ equity	$257,730	$277,375

See accompanying notes that are an integral part of these condensed consolidated Financial Statements.

NET2000 COMMUNICATIONS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Three Months		For the Nine Months
	Ending September 30,		Ending September 30,

	2001	2000	2001	2000

Revenues	$31,537	$16,628	$86,361	$40,416
Operating costs and expenses:
Operating costs	20,315	12,412	57,731	31,153
Selling, general and administrative (exclusive of non-cash compensation expense shown below)	32,347	23,836	93,114	58,160
Non-cash compensation expense	1,068	572	2,290	2,202
Restructuring charge	8,500	—	11,500	—
Depreciation and amortization	10,050	5,890	26,829	11,658

Loss from operations	(40,743)	(26,082)	(105,103)	(62,757)
Other income (expenses):
Interest income	399	2,009	2,111	5,949
Interest expense	(4,053)	(1,471))	(11,641)	(4,863)
Miscellaneous income (expense)	26	(19)	187	(14)

Loss before provision for income taxes	(44,371)	(25,563)	(114,446)	(61,685)
Provision for income taxes	—	—	—	—

Loss before extraordinary item	(44,371)	(25,563)	(114,446)	(61,685)
Extraordinary debt extinguishment loss	—	—	—	(4,724)

Net loss	(44,371)	(25,563)	(114,446)	(66,409)
Preferred stock accretion	—	—	—	(3,759)
Preferred stock dividend	(1,573)	—	(2,713)	—

Net loss available to common stockholders	$(45,944)	$(25,563)	$(117,159)	$(70,168)

Pro forma net loss available to common stockholders				$(66,409)

Basic and diluted loss per shares:
Available to common stockholders before extraordinary item	$(1.16)	$(.67)	$(2.95)	$(2.09)
Extraordinary loss	—	—	—	(.15)

Available to common stockholders	$(1.16)	$(.67)	$(2.95)	$(2.24)

Pro forma basic and diluted loss per share:
Available to common stockholders before extraordinary item				$(1.76)
Extraordinary loss				(.14)

Available to common stockholders				$(1.90)

Shares used in calculation of loss per share:
Basic and diluted	39,770,018	38,319,805	39,678,842	31,338,120
Pro forma basic and diluted				34,885,449

See accompanying notes that are an integral part of these condensed consolidated Financial Statements.

NET2000 COMMUNICATIONS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	September 30,

	2001	2000

Operating activities
Net loss	$(114,446)	$(66,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,830	11,658
Allowance for doubtful accounts	6,993	2,517
Deferred stock compensation	2,290	2,202
Amortization of debt discount	279	502
Extraordinary debt extinguishment loss	—	4,724
Loss from sale of assets	73	—
Changes in operating assets and liabilities:
Accounts receivable	(19,424)	(10,428)
Other current assets	(1,965)	173
Other noncurrent assets	(950)	(5,807)
Accounts payable	1,570	516
Accrued expenses and other current liabilities	11,541	11,289
Deferred revenue	(705)	—
Other noncurrent liabilities	—	(216)

Net cash used in operating activities	(87,914)	(49,279)
Investing activities
Acquisition of property and equipment	(37,927)	(95,871)
Acquisition, net of cash	—	(8,292)
Purchase of investments available for sale		(78,723)
Sale of investments available for sale	15,720	30,006
Increase in restricted cash		(1,065)

Net cash used in investing activities	(22,207)	(153,945)
Financing activities
Proceeds from note payable	15,690	99,427
Repayments on note payable	(1,128)	(94,113)
Proceeds from issuance of common stock	—	212,052
Proceeds from exercise of stock options and employee stock purchase plan	305	2,235
Proceeds from sale of redeemable convertible preferred stock	65,000	—
Repayment of capital leases	(4,035)	(4,193)

Net cash provided by financing activities	75,832	215,408
Net (decrease) increase in cash	(34,289)	12,184
Cash at the beginning of period	49,194	5,523

Cash at the end of period	$14,905	$17,707

See accompanying notes that are an integral part of these condensed consolidated Financial Statements.

NET2000 COMMUNICATIONS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2001 and September 30, 2000
(In thousands, except share and per share amounts)

1.     Description of Business and Basis of Presentation

     Net2000 Communications, Inc. (the “Company”) is a innovative provider of state-of-the-art broadband telecommunications services. As a competitive local exchange carrier (“CLEC”), the Company offers businesses located throughout the mid-Atlantic and northeastern regions of the United States cutting-edge, responsive solutions as an alternative to traditional telephone companies. The Company focuses on high-end customers, primarily large- and medium-sized businesses, and offers an integrated package of high-speed data services, internet services, local and long distance services, and interactive video services, primarily delivered from our own network over a single, high-capacity broadband connection.

     The accompanying consolidated financial statements as of September 30, 2001, and for the three and the nine months ended September 30, 2001 and September 30, 2000, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented in accordance with generally accepted accounting principles. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2000, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission.

     As more fully described in Note 14, on November 16, 2001, the Company agreed to sell substantially all of its telecommunications services assets and filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The consolidated interim financial statements do not include any adjustments to reflect the effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the bankruptcy reorganization.

2.     Investments Available for Sale

     The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value on the balance sheets. As of September 30, 2001, all investments were held in conservative investment grades of commercial paper. Any unrealized gains or losses, net of taxes, are reported as a separate component of stockholders’ equity, if deemed material. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in interest income. As of September 30, 2001 and December 31, 2000, there are no material unrealized gains or losses on investments.

3.     Goodwill and Other Intangible Assets

     Goodwill and other intangible assets represent the amortized excess cost of an acquired business over the fair value of the net tangible assets at the date of acquisition. Goodwill and intangible assets are being amortized on the straight-line basis over 5 years. The carrying value of goodwill is evaluated periodically based on fair values or undiscounted operating cash flow whenever significant events or changes occur which might impair recovery of recorded costs. The Company believes that no impairment of goodwill exists at September 30, 2001. Amortization of goodwill and other intangible assets was approximately $1,351 and $3,459 for the three and nine months ended September 30, 2001, respectively, and is included in depreciation and amortization expense.

NET2000 COMMUNICATIONS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

4.     Accounting for Derivatives Instruments

     On April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and 138, which establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivative to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company will enter into derivative financial instruments as appropriate to minimize its exposure to interest rates. The Company does not utilize derivative financial instruments for currency, trading, or other speculative purposes.

     On April 3, 2001, the Company entered into an interest rate swap agreement that effectively converted $31,000 of the Senior Security Credit Facility with TD Securities (USA), Inc., to a fixed-rate basis for the next three years, thus reducing the impact of interest-rate changes on future interest expense. The swap was accounted for as an effective cash flow hedge. As of September 30, 2001, the change in fair value was recorded as a liability on the balance sheet, with the corresponding effect recorded to accumulated other comprehensive income amounting to $1,297.

5.     Property and Equipment

     Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life ranging between three and eight years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Interest capitalized and included in the cost of switch equipment was $255 and $1,964 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively.

     Construction in process includes software and switch equipment for projects not complete as of the balance sheet dates. When the project is complete, the balance of the assets are transferred to software and switch equipment and depreciated in accordance with the Company’s policy.

     Property and equipment consist of the following:

	September 30,	December 31,
	2001	2000

	(Unaudited)
Software	$25,599	$18,889
Computer equipment	17,026	13,731
Office furniture and equipment	10,700	9,691
Leasehold improvements	27,698	26,255
Vehicles	675	609
Switch equipment	100,600	78,202
Construction in process	28,898	30,202

	211,196	177,579
Less accumulated depreciation and amortization	(43,922)	(20,606)

	$167,274	$156,973

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

	For the Three Months		For the Nine Months
	Ending September 30,		Ending September 30,

	2001	2000	2001	2000

Loss before extraordinary item	$(44,371)	$(25,563)	$(114,446)	$(61,685)
Preferred stock accretion	—	—	—	(3,759)
Preferred stock dividend	(1,573)	—	(2,713)	—

Loss available to common stockholders before extraordinary item	(45,944)	(25,563)	(117,159)	(65,444)
Extraordinary item	—	—	—	(4,724)

Net loss available to common stockholders	$(45,944)	$(25,563)	$(117,159)	$(70,168)

Weighted average of common shares, denominator for basic loss per share	39,770,018	38,319,805	39,678,842	31,338,120
Effect of dilutive securities:
Stock options	—	—	—	—
Warrants	—	—	—	—
Convertible stock	—	—	—	—

Denominator for diluted loss per share	39,770,018	38,319,805	39,678,842	31,338,120

Pro forma adjustment for redeemable preferred stock				3,547,329

Pro forma denominator for basic and diluted loss per share				34,885,449

Loss per share Basic and diluted before extraordinary item	$(1.16)	$(.67)	$(2.95)	$(2.09)
Extraordinary loss	—	—	—	(.15)

Basic and diluted	$(1.16)	$(.67)	$(2.95)	$(2.24)

Pro forma basic and diluted before extraordinary item				$(1.76)
Extraordinary loss				(.14)

Pro forma basic and diluted				$(1.90)

     Due to their anti-dilutive effects, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

NET2000 COMMUNICATIONS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

7.     Debt

     Long Term Debt

     Long-term debt consists of the following:

	September 30,	December 31,
	2001	2000

	(Unaudited)
Delayed draw term loan facility, face amount $325,000, due December 30, 2007, effective interest rate of approximately 12.75%	$110,688	$95,000
Notes payable to bank	126	140
Capital lease obligations	5,172	8,769

Total	115,986	103,909
Less current maturities	(115,615)	(5,015)

Total long-term debt	$371	$98,894

     Included in accrued expenses and other current liabilities at September 30, 2001 and December 31, 2000 is $4,801 and $5,015, respectively, which are currently payable under capital lease obligations. Current maturities include all amounts outstanding under the Secured Credit Facilities due to the covenant violation at September 30, 2001, see discussion below.

     Secured Credit Facilities

     On April 12, 2001, the Company amended its $200,000 Senior Secured Credit Facility with TD Securities (USA), Inc., to include an additional $125,000 senior secured delay draw term loan (the “Incremental Facility”). The Incremental Facility may be used solely to purchase goods and services from Nortel Networks Inc. (“Nortel”) so long as Nortel is a lender under the Incremental Facility. The entire $325,000 Facility is secured by a first priority perfected security interest in all existing and future assets and all equity interests of the Company. Interest on the revolving credit facility, the delayed draw term loan facility, and the Incremental Facility will accrue at ranges (Prime plus 2% to 3.25% for Prime Rate loans or Eurodollar rate plus 3% to 4.25% for Eurodollar loans) depending on certain debt to annualized EBITDA ratios as defined in the terms of the Facility agreement. Repayment of accrued interest on a Prime Rate loan is on each quarterly due date. Repayment on accrued interest on a Eurodollar loan is on the last day of the interest period and, in the case of interest period greater than three months, at three month intervals after the first day of such interest period. The Facility also requires a fee ranging from .75% to 1.5% on the unused principal balance payable quarterly. The Incremental Facility will be available on a delayed draw basis until March 31, 2004 (Incremental Facility Commitment Termination date), on which all unused portions of the Incremental Facility commitment will expire. Repayment of Incremental Facility loans outstanding begins December 31, 2003 in quarterly installments over the remaining four-year term as defined. The amended Facility’s financial and operating performance covenants were also revised. The company was not in compliance with all such certain covenants as of September 30, 2001. As a result all amounts under the facility have been reclassed to current liabilities and the Company can no longer draw under the facility. Refer to Note 14.

     Upon closing of the Facility, underwriter and agency fees of $2,910 were paid. In addition, $1,133 was drawn on the Facility during the three months ended September 30, 2001.

     The Company paid interest related to all outstanding debt of $4,053 and $1,471 for the three months ended September 30, 2001 and 2000, respectively and $11,641 and $4,863 for the nine months ended September 30, 2001 and 2000, respectively.

     On November 9, 2001, the Company completed an amendment and consent to the amended Facility which provided for the disposition of its Video Teleconferencing Division (refer to Note 14) and requested that the Company not request any borrowing or advance under the Credit Agreement on or prior to November 19, 2001.

NET2000 COMMUNICATIONS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

8.     Related Party Non-Current Liabilities

     At September 30, 2001 and December 31, 2000, the Company had outstanding purchases totaling $0 and $5,504, respectively, of goods and services which have been classified as a non-current liability as these purchases are subsequently financed under the Senior Secured Credit Facility.

9.     Equity

     Equity Transactions

     On April 12, 2001, the Company sold 65,000 shares of Convertible Pay In Kind Series D Preferred Stock (“Series D Preferred Stock” or “Series D Preferred Share”) for $1,000.00 per share (Liquidation Preference). The Series D Preferred Stock matures 10 years from the closing date and the proceeds are to be used for general corporate purposes. The Series D Preferred Stock accretes an 8% per annum in kind dividend payable quarterly. Each Series D Preferred Share is convertible into shares of Common Stock at a price of $2.955, with no resets. Voting rights of the Series D Preferred Shares are on an as converted basis. The Company has the right to redeem the Series D Preferred Shares after 5 years from the closing date, upon at least 30 days prior notice, and at a 5% premium to the accreted Liquidation Preference. Upon maturity or in the event of a change of control, each holder of the Series D Preferred Stock has the option to redeem the Series D Preferred Stock or to convert to shares of common stock. The Company can require the conversion of the Series D Preferred Stock into common stock provided that the closing bid price for the Company’s common stock has been no less than three times the conversion price for a consecutive six month period. Such mandatory conversion cannot occur prior to twenty-four months from the closing date.

     In connection with the Series D Preferred Stock issuance, the Company issued to the holders detachable warrants to acquire 1,755,267 shares of common stock at $10.00 per share. The Company allocated the proceeds from the offering to the Series D Preferred Stock and the warrants on a relative fair value basis. The difference ($1,688,074) between the proceeds allocated to the Series D Preferred Stock and the value of common stock into which preferred stock is convertible has been recorded as a beneficial conversion feature discount. This amount, together with the allocated fair value of the warrants ($4,217,685), is the total discount on the preferred stock. This discount is being accreted over the period to the redemption date as a deemed dividend. Dividend accretion amounted to $263 for the nine months ended September 30, 2001.

     During the three and nine months ended September 30, 2001, the Company’s employees exercised options to purchase 9,469 and 121,250 shares of common stock under its 1997 and 1999 stock option plans, for aggregate proceeds of $1 and $81, respectively.

     During the three months and nine months ended September 30, 2001, amortization expense for stock based compensation of $1,068 and $2,291 respectively, relates to employees whose salaries are included in selling, general and administrative expense.

     Acquisition

     On March 16, 2001, the Company acquired Vision I.T. Corporation (“Vision I.T.”), a California-based provider of integrated video, data and network services, in exchange for 1,000,000 shares of the Company’s common stock and the assumption of $1,067 of Vision I.T. debt, for total consideration of approximately $6,100. As part of the acquisition, the Company guaranteed the value of the shares issued to equal $5,000 as measured one year from the acquisition date as defined in the agreement with any additional consideration being paid out in either cash or stock. The Company has recorded a liability amounting to $3,138 related to the additional consideration, which is included in the accrued expenses and other current liabilities. The agreement also provides for an earnout of up to $20,000, payable as either cash or stock, upon attainment of certain financial milestones. The transaction was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired company have been included in the Company’s consolidated financial statements since the acquisition date, with the majority of the purchase price being allocated to acquired intangibles. The Company has made a tentative allocation of the purchase price in the related goodwill and other intangibles and is amortizing them using the straight-line method over a period of five years. Subsequent to September 30, 2001, the Company sold the Vision I.T. operations. Refer to Note 14.

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

10.     Restructuring

     On May 1, 2001, the Company implemented a plan to close the Atlanta sales office and switch facilities. The plan resulted in: (i) the termination of approximately 20 employees (consistent with the plan) primarily from the sales and switch technician areas; (ii) the removal and relocation of the voice and data switch and disconnection of all network circuits; and (iii) the sub-leasing of the current facility. As a result, the Company recorded a restructuring charge of $3,000. The restructuring charge included accruals of approximately $130 for employee relocation and termination costs, approximately $520 for the removal and relocation of the voice and data switch and disconnecting the network circuits, and approximately $2,350 for expenses related to facility sub-leasing and the write-down of assets no longer in use. During the third quarter, the Company paid $403 against costs included in the restructuring accrual. The Company expects to have the majority of the costs settled by the end of 2001.

     On September 28, 2001, the Company implemented a plan to further reduce its employee base and close the Philadelphia sales office and switch facilities. The plan resulted in: (i) the termination of approximately 300 employees (consistent with the plan) primarily from the sales and switch technician areas; (ii) the removal and relocation of the voice and data switch and disconnection of all network circuits in Philadelphia; and (iii) the sub-leasing of the current facility in Philadelphia. As a result, the Company recorded a restructuring charge of $8,500. The restructuring charge included accruals of approximately $2,487 for employee relocation and termination costs, approximately $1,288 for the removal and relocation of the voice and data switch and disconnecting the network circuits, and approximately $4,725 for expenses related to facility sub-leasing and the write-down of assets no longer in use. During the third quarter, the Company paid $0 against costs included in the restructuring accrual. The Company expects to have the majority of the costs settled by the end of 2001.

11.     Commitments

     Operating Leases

     The Company currently leases office space and equipment under non-cancelable operating leases, with expirations through 2015. Rent expense for the three months ended September 30, 2001 and 2000, was $2,626 and $2,354 respectively, and for the nine months ended September 30, 2001 and 2000, was $7,590 and $6,028 respectively.

     The future minimum lease payments under non-cancelable operating leases, including leases for which termination costs have been accrued as part of our restructuring plans, at September 30, 2001 are as follows:

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

NET2000 COMMUNICATIONS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

12.     Related Party Transactions

     On May 8, 2001, a promissory note made December 5, 2000 and amended as of February 1, 2001, in the amount of $1,500 between Net2000 Communications Group, Inc. and Clayton A. Thomas, Jr., was modified. The new terms require any portion outstanding plus all accrued interest to be paid back by May 31, 2002. In addition, the Company waived the repayment of the first $100 of outstanding balance. As of September 30, 2001, $899 is outstanding on the note and is included in other current assets.

     On June 4, 2001, a promissory note in the amount of $100 was executed between Net2000 Communications Group, Inc. and Mark Mendes, the Company’s Chief Technology Officer. The terms of the loan require repayment of any portion outstanding to be paid back by November 30, 2002. Interest accrues at an annual rate of 5% or the Applicable Federal Rate, whichever is greater. Repayment of accrued interest occurs monthly. As of September 30, 2001, $100 is outstanding on the note and is included in other noncurrent assets.

13.     Litigation

     On September 27, 2001, the former owners (Plantiffs) of FreBon International Corporation (FreBon) filed a lawsuit against certain wholly-owned subsidiaries of the Company (Defendants) alleging that the Defendants breached its representations and warranties made to the Plaintiffs in connection with the FreBon Stock Purchase Agreement. The amount of relief sought is believed to exceed $15 million. The Company believes that the Plaintiffs claims are without merit and intends to contest the case vigorously. It is management's position that an assessment of the probability of the outcome of this matter cannot be made. Accordingly, no provision for this matter has been made in the interim financial statement. On August 28, 2001, the Company filed a complaint seeking unspecified damages against the Plaintiffs alleging breach of various representations and warranties made in connection with the FreBon Stock Purchase Agreement.

14.     Subsequent Events

Restructuring

On October 22, 2001, the Company implemented a plan to further reduce its employee base and close the New York, Boston and Providence, RI sales offices. The plan resulted in the termination of approximately 400 employees across all areas. The Company expects to incur employee termination costs and expenses related to facility sub-leasing and asset write downs. The Company is currently in the process of estimating those costs.

Sale of Video Teleconferencing Division

On November 9, 2001, the Company sold its video teleconferencing division assets to Visual Systems Group, Inc. (VSGi) for $3,500 in cash. The Company recorded a loss on the sale of approximately $2,100. The video teleconferencing division was formed through the acquisitions of Vision I.T. and FreBon International Corporation.

Sale of Core Business and Bankruptcy Filing

On November 16, 2001, the Company agreed to sell substantially all its telecommunications services assets, including its customer base, to Cavalier East (Cavalier), an affiliate of Richmond, Virginia-based Cavalier Telephone. In addition, the Company filed a voluntary petition with the U.S. Bankruptcy Court in Delaware for reorganization under Chapter 11 of the U.S. Bankruptcy Code to effect the sale to Cavalier. The Company has secured debtor-in-possession (DIP) financing with TD Securities and other banks to finance operations during the reorganization. The sale of the assets to Cavalier or another asset purchaser who might outbid Cavalier is expected to close in late December, 2001 or sometime in January, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Recent Events

     As of September 30, 2001, we were not in compliance with certain covenants under our facility with TD Securities. Although we have not received notice of default, we have been informed that we can no longer draw funds under this facility. We have attempted to obtain other sources of capital, but have not been successful and are no longer able to fund our operations. As a result, we agreed to sell substantially all of our telecommunications services assets, including our customer base, to Cavalier East (Cavalier), an affiliate of Richmond, Virginia-based Cavalier Telephone. In addition, we filed a voluntary petition with the U.S. Bankruptcy Court in Delaware for reorganization under Chapter 11 of the U.S. Bankruptcy Code to effect the sale to Cavalier. We have secured debtor-in-possession (DIP) financing with TD Securities and other banks to finance operations during the reorganization.

     We are an innovative provider of state-of-the-art broadband telecommunications services. As a competitive telecommunications services provider, we offer businesses located throughout the mid-Atlantic and northeastern regions of the United States cutting-edge, responsive solutions as an alternative to the traditional telephone companies. We focus on high-end customers, primarily large- and medium-sized businesses, typically businesses with 50 or more business access lines and spending at least $50,000 annually for telecommunications services. Today, we offer an integrated package of high-speed data services, video services, Internet services, local telephone services and long distance services, primarily delivered from our own network over a single broadband connection and conveniently billed on a single invoice.

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

General – Results of Operations

     We have been successful in selling services to business customers, with approximately 214,000 lines installed since beginning our Net2000-branded sales efforts in June 1998. The table below provides additional selected key operational data:

	As of	As of	As of
	September 30,	June 30,	September 30,
	2001	2001	2000

On-Net Markets Served	9	11	18
Number of Switches	17	18	20
Total Lines Installed	214,000	188,100	100,900
Total Lines in Service	181,700	165,300	97,900
Sales Force Employees	196	368	255
Total Employees	672	918	736
Average Access Line Count Per Customer	67	67	67

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

     In addition to revenue generated from end-user and carrier customers, we also generate revenue from access fees charged to long distance companies for the local origination and termination of long distance calls from or to our customers. If an imbalance occurs based on inbound versus outbound local calls, we may also be owed reciprocal compensation charges from the incumbent local exchange carrier (“ILEC”). We bill the access and reciprocal compensation charges to the long distance companies and local telephone companies on a monthly basis. Reciprocal compensation and access charges represented approximately 17% of the Company’s revenues for the nine months ended September 30, 2001. We anticipate deriving the majority of our revenue from the sale of our data, local, long distance, and Internet access services and video products to large- and medium-sized businesses.

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

     We provide data services to our customers over our own switches in 9 markets and leased fiber optic lines, and in other areas by leasing part of the data network requirements from various telecommunications companies. During the nine months ended September 30, 2001, we decommissioned eleven of our data switches across the U.S. to minimize expenses related to leased fiber lines.

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

     We have successfully achieved “electronic bonding” of T-1 circuits between our operating support systems and Verizon. As a result, we may achieve the following results:

•	reduce errors and inefficiencies associated with manually processing orders;

•	significantly reduce the installation interval from order to billing;

•	reduce customer turnover; and

•	reduce operational expenses.

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

Results of Operations

Three Months Ended September 30, 2001 compared to the Three Months Ended September 30, 2000.

     Total Revenue. Total revenue increased 90% to $31.5 million for the three months ended September 30, 2001, from $16.6 million for the three months ended September 30, 2000. The increase resulted primarily from increased volume of providing telecommunications services to large and medium-sized businesses and one-time video equipment sales. Revenue from resale telecommunication activities increased 7% to $8.7 million for the three months ended September 30, 2001, from $8.1 million for the three months ended September 30, 2000. Revenue from direct provision of telecommunications services increased 136% to $17.6 million for the three months ended September 30, 2001, from $7.5 million for the three months ended September 30, 2000. Revenue from one-time video equipment sales increased 420% to $5.2 million for the three months ended September 30, 2001, from $1.0 million the three months ended September 30, 2000.

     Operating Costs. Operating costs increased 64% to $20.3 million for the three months ended September 30, 2001, from $12.4 million for the three months ended September 30, 2000. This increase was attributable to the cost of providing the telecommunications services underlying the increased revenue from telecommunications services and purchases of video equipment. Operating costs for resale activities decreased 5% to $6.4 million for the three months ended September 30, 2001, from $6.7 million for the three months ended September 30, 2000. Operating costs for direct provision of telecommunications services increased 102% to $10.1 million for the three months ended September 30, 2001, from $5.0 million for the three months ended September 30, 2000. Operating costs for one-time video equipment sales increased 448% to $3.8 million for the three months ended September 30, 2001, from $0.7 million for the three months ended September 30, 2000.

     Selling, General and Administrative. Selling, general and administrative expenses increased 36% to $32.3 million for the three months ended September 30, 2001, from $23.8 million for the three months ended September 30, 2000. This increase was primarily attributable to the increase in sales, service delivery, and support associated with the increase in revenue discussed above, the launch of our telecommunications services, the acquisitions of Frebon International Corporation (“Frebon”) and Vision I.T., and the hiring of key senior management and other personnel to develop and implement certain infrastructure initiatives to support our new markets.

     Depreciation and Amortization. Depreciation and amortization expense increased 69% to $10.0 million for the three months ended September 30, 2001, from $5.9 million for the three months ended September 30, 2000. This increase was primarily due to depreciation of network elements and the back office systems and software and the amortization of goodwill related to our acquisitions.

     Restructuring Charge. On May 1, 2001, the Company implemented a plan to close the Atlanta sales office and switch facilities. The plan resulted in: (i) the termination of approximately 20 employees (consistent with the plan) primarily from the sales and switch technician areas; (ii) the removal and relocation of the voice and data switch and disconnection of all network circuits; and (iii) the sub-leasing of the current facility. As a result, the Company recorded a restructuring charge of $3,000. The restructuring charge included accruals of approximately $130 for employee relocation and termination costs, approximately $520 for the removal and relocation of the voice and data switch and disconnecting the network circuits, and approximately $2,350 for expenses related to facility sub-leasing and the write-down of assets no longer in use. During the third quarter, the Company paid $403 against costs included in the restructuring accrual. The Company expects to have the majority of the costs settled by the end of 2001.

     On September 28, 2001, the Company implemented a plan to further reduce its employee have and close the Philadelphia sales office and switch facilities. The plan resulted in: (i) the termination of approximately 300 employees (consistent with the plan) primarily from the sales and switch technician areas; (ii) the removal and relocation of the voice and data switch and disconnection of all network circuits in Philadelphia and (iii) the sub-leasing of the current facility in Philadelphia. As a result, the Company recorded a restructuring charge of $8,500. The restructuring charge included accruals of approximately $2,487 for employee relocation and termination costs, approximately $1,288 for the removal and relocation of the voice and data switch and disconnecting the network circuits, and approximately $4,725 for expenses related to facility sub-leasing and the write-down of assets no longer in use. During the third quarter, the Company paid $0 against costs included in the restructuring accrual. The Company expects to have the majority of the costs settled by the end of 2001.

     Other Income (expenses). Interest income decreased 80% to $0.4 million for the three months ended September 30, 2001, from $2.0 million for the three months ended September 30, 2000. This decrease was a result of a decrease in investments available for sale. Interest expense increased 173% to $4.1 million for the three months ended September 30, 2001, from $1.5 million for the three months ended September 30, 2000. The increase was due to increased levels of debt.

     Preferred stock dividends. The April 12, 2001 issuance of the Series D preferred stock resulted in an accrued preferred stock dividend of $1.3 million and deemed dividends of $263 associated with the preferred stock discount during the three months ended September 30, 2001.

     Net Loss available to common stockholders. The net loss available to common stockholders increased 79% to $45.9 million for the three months ended September 30, 2001, from $25.6 million for the three months ended September 30, 2000. The increase resulted primarily from the expansion of our network, the growth of our sales force and support employees, development of our back office support systems, acquisitions of two video conferencing companies, the preferred stock dividend and restructuring costs as discussed above.

Nine Months Ended September 30, 2001 compared to the Nine Months Ended September 30, 2000.

     Total Revenue. Total revenue increased 114% to $86.4 million for the nine months ended September 30, 2001, from $40.4 million for the nine months ended September 30, 2000. The increase resulted primarily from increased volume of providing telecommunications services to large and medium-sized businesses and one-time video equipment sales. Revenue from resale telecommunication activities increased 9% to $26.9 million for the nine months ended September 30, 2001, from $24.6 million for the nine months ended September 30, 2000. Revenue from direct provision of telecommunications services increased 213% to $46.4 million for the nine months ended September 30, 2001, from $14.8 million for the nine months ended September 30, 2000. Revenue from one-time video equipment sales increased 1208% to $13.1 million for the nine months ended September 30, 2001, from $1.0 million for the nine months ended September 30, 2000.

     Operating Costs. Operating costs increased 85% to $57.7 million for the nine months ended September 30, 2001, from $31.2 million for the nine months ended September 30, 2000. This increase was attributable to the cost of providing the telecommunications services underlying the increased revenue from telecommunications services and purchases of video equipment. Operating costs for resale activities decreased 4% to $20.0 million for the nine months ended September 30, 2001, from $20.8 million for the nine months ended September 30, 2000. Operating costs for direct provision of telecommunications services increased 194% to $28.5 million for the nine months ended September 30, 2001, from $9.7 for the nine months ended September 30, 2000. Operating costs for one-time video equipment sales increased 1215% to $9.2 million for the nine months ended September 30, 2001, from $0.7 million for the nine months ended September 30, 2000.

     Selling, General and Administrative. Selling, general and administrative expenses increased 60% to $93.1 million for the nine months ended September 30, 2001, from $58.2 million for the nine months ended September 30, 2000. This increase was primarily attributable to the increase in sales, service delivery, and support associated with the increase in revenue discussed above, the launch of our telecommunications services, the acquisitions of Frebon and Vision I.T., and the hiring of key senior management and other personnel to develop and implement certain infrastructure initiatives to support our new markets.

     Depreciation and Amortization. Depreciation and amortization expense increased 130% to $26.8 million for the nine months ended September 30, 2001, from $11.7 million for the nine months ended September 30, 2000. This increase was primarily due to depreciation of network elements and the back office systems and software and the amortization of goodwill related to the Company’s acquisitions.

     Restructuring. On May 1, 2001, the Company implemented a plan to close the Atlanta sales office and switch facilities. The plan resulted in: (i) the termination of approximately 20 employees (consistent with the plan) primarily from the sales and switch technician areas; (ii) the removal and relocation of the voice and data switch and disconnection of all network circuits; and (iii) the sub-leasing of the current facility. As a result, the Company recorded a restructuring charge of $3,000. The restructuring charge included accruals of approximately $130 for employee relocation and termination costs, approximately $520 for the removal and relocation of the voice and data switch and disconnecting the network circuits, and approximately $2,350 for expenses related to facility sub-leasing and the write-down of assets no longer in use. During the third quarter, the Company paid $403 against costs included in the restructuring accrual. The Company expects to have the majority of the costs settled by the end of 2001.

     On September 28, 2001, the Company implemented a plan to further reduce its employee base and close the Philadelphia sales office and switch facilities. The plan resulted in: (i) the termination of approximately 300 employees (consistent with the plan) primarily from the sales and switch technician areas; (ii) the removal and relocation of the voice and data switch and disconnection of all network circuits in Philadelphia; and (iii) the sub-leasing of the current facility in Philadelphia. As a result, the Company recorded a restructuring charge of $8,500. The restructuring charge included accruals of approximately $2,487 for employee relocation and termination costs, approximately $1,288 for the removal and relocation of the voice and data switch and disconnecting the network circuits, and approximately $4,725 for expenses related to facility sub-leasing and the write-down of assets no longer in use. During the third quarter, the Company paid $0 against costs included in the restructuring accrual. The Company expects to have the majority of the costs settled by the end of 2001.

     Other Income (expenses). Interest income decreased 64% to $2.1 million for the nine months ended September 30, 2001, from $5.9 million for the nine months ended September 30, 2000. This decrease was a result of a decrease in investments available for sale. Interest expense increased 137% to $11.6 million for the nine months ended September 30, 2001, from $4.9 million for the nine months ended September 30, 2000. The increase was due to increased levels of debt.

     Extraordinary Loss. The early extinguishment of the Senior Discount note resulted in the Company incurring an extraordinary loss of $4.7 million during the nine months ended September 30, 2000.

     Preferred stock accretion. The Company recorded accretion totaling $3,759 for the nine months ended September 30, 2000 and zero for the nine months ended September 30, 2000. The accretion of the Company’s preferred stock to its redemption value was based on the fair market value of the Company using the effective interest method.

     Preferred stock dividends. The April 12, 2001 issuance of the Series D preferred stock resulted in an accrued preferred stock dividend of $2.5 million and deemed dividend of $263 associated with the preferred stock discount during the nine months ended September 30, 2001.

     Net Loss available to common stockholders. The net loss available to common stockholders increased 67% to $117.1 million for the nine months ended September 30, 2001, from $70.2 million for the nine months ended September 30, 2000. The increase resulted primarily from the expansion of our network, the growth of our sales force and support employees, development of our back office support systems, acquisitions of two video conferencing companies, the preferred stock dividend and restructuring costs as discussed above.

Liquidity and Capital Resources

Recent Developments

     As of September 30, 2001, we were not in compliance with certain covenants under our credit facility with TD Securities. Although we have not received a notice of default, we have been informed that we can no longer draw funds under this facility. We have attempted to obtain other sources of capital, but have not been successful and are no longer able to fund operations. As a result, we agreed to sell substantially all of our telecommunications services assets, including our customer base, to Cavalier East (Cavalier), an affiliate of Richmond, Virginia-based Cavalier Telephone. In addition, on November 16, 2001 we filed a voluntary petition with the U.S. Bankruptcy Court in Delaware for reorganization under Chapter 11 of the U.S. Bankruptcy Code to effect the sale to Cavalier. We have secured debtor-in-possession (DIP) financing with TD Securities and other banks to finance operations during the reorganization.

     To date, we have funded our expenditures through our initial public offering which raised approximately $212.0 million, the private sale of equity securities of $115.5 million, and the drawdown of approximately $111 million against our Senior Secured Credit Facility.

     On March 7, 2000, we completed our initial public offering and raised $212.0 million after underwriters’ discounts and related expenses.

     On June 28, 2000, we completed a $200 million Senior Secured Credit Facility transaction with TD Securities (USA), Inc., lead arranger and syndicate manager for the Company. This Facility consists of a $100 million revolving credit facility and a $100 million delayed term loan facility. Upon closing of the transaction, $50.0 million of the new term loan facility was drawn and $49.6 million of principal, accrued interest and commitment fees outstanding on then existing $75 million Senior Term Loan Facility was repaid and extinguished. As of September 30, 2001, $95.0 million was outstanding under the Senior Secured Credit Facility.

     On April 12, 2001, we amended our $200 million Facility with TD Securities (USA), Inc., to increase the total to $325 million through the addition of $125 million senior secured delay draw term loan (the “Incremental Facility”). The Incremental Facility may be used solely to purchase goods and services from Nortel so long as Nortel is a lender under the Incremental Facility. As of September 30, 2001, $15.8 million was outstanding under the Incremental Facility.

     On April 12, 2001, we sold 65,000 shares of Convertible Pay In Kind Series D Preferred Stock for $1,000.00 per share, for a total cash consideration of $65 million. In addition, we issued warrants for 1,755,267 shares of our Common Stock exercisable at a price of $10.00 per share.

     Net cash used in operating activities was $87.9 million for the nine months ended September 30, 2001 and $49.3 million for the nine months ended September 30, 2000. The increase of $38.6 million is primarily due to an increase in operating losses and accounts receivables offset by increases in non-cash reconciling items for allowance for doubtful accounts and depreciation and amortization expense. Net cash used in investing activities was $22.2 million for the nine months ended September 30, 2001 and $153.9 million for the nine months ended September 30, 2000. The decrease of $131.7 million is due to reduced capital expenditures within existing markets and the decrease in investments available for sale to fund operating losses for the nine months ended September 30, 2000. Net cash provided by financing activities was $75.8 million for the nine months ended September 30, 2001 and $215.4 million for the nine months ended September 30, 2000. The decrease of $139.6 million is primarily the result of net proceeds received from the Company’s initial public offering during the first quarter of 2000 offset by the proceeds received from the Series D Preferred Stock issuance during the second quarter of 2001.

     Many investment analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as “EBITDA,” as a way of evaluating a company. EBITDA losses excluding the restructuring charge and non-cash compensation expense increased 51% to $21.1 million for the three months ended September 30, 2001, from $19.6 million for the three months ended September 30, 2000.

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

     The Telecommunications Act also eliminates certain pre-existing prohibitions on the provision of long distance services by the RBOCs on a phased-in basis. RBOCs currently are permitted to provide long distance service outside those states in which they provide local telecommunications service. RBOCs will be permitted to provide long distance service within the regions in which they also provide local telecommunications service upon demonstrating to the FCC that they have complied with a statutory checklist of requirements intended to open local telephone markets to competition. To date, only Verizon and SBC Communications, Inc. (“SBC”) have been granted approval to provide long distance services in their local telephone service regions and that is restricted to long distance calls originating in Connecticut, Massachusetts, New York, and Pennsylvania for Verizon and Kansas, Oklahoma and Texas for SBC. Verizon, SBC, BellSouth Corporation (“BellSouth”) and other RBOCs have initiated similar proceedings to obtain in region long distance service authority in other states, including Arkansas, Missouri, Georgia, and Louisiana. Additional entry by Verizon, SBC, BellSouth, and other RBOCs into the long distance services market in various states is expected in the near future and could further increase competition in the market for our services. Increased competition from the RBOCs may have a material adverse effect on our business, as they will be able to offer integrated local and long distance services and may enjoy significant competitive advantages.

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

     In addition, on May 31, 2000, the FCC adopted a proposal submitted by a coalition of long distance companies and RBOCs referred to as “CALLS”. Pursuant to this plan, ILEC access rates must be decreased in stages over five years. On September 10, 2001, the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”) upheld most of the FCC’s CALLS order, but remanded for further consideration portions of the order that created a new universal service fund and that set a factor applied annually to reduce access rates at a certain pace. We cannot predict the outcome or likely effect of such a reconsideration proceeding.

     Over the past few years, the FCC has granted ILECs significant flexibility in pricing their interstate special and switched access services. We anticipate that this pricing flexibility will result in ILECs lowering their prices in high traffic density areas, where we currently compete. We also anticipate that the FCC will grant ILECs greater pricing flexibility as the number of actual and potential competitors increases in each of these markets. In August 1999, the FCC released an order that granted substantial additional pricing flexibility to ILECs for certain interstate services. Among other things, the FCC granted immediate pricing flexibility to many ILECs and also established a framework for granting greater flexibility in the pricing of all interstate access services once an ILEC market satisfies certain prescribed competitive criteria. In February 2001, the United States Court of Appeals for the District of Columbia upheld the FCC’s prescribed competitive criteria. To date, the FCC has granted additional pricing flexibility in specific markets to Verizon, BellSouth, and SBC.

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

     Because we provide intrastate common carrier services, we are subject to various state laws and regulations. Most state public utility and public service commissions require some form of certification or registration before commencing service. We are authorized to provide intrastate long distance services in every state except Alaska. We have authority to provide competitive local telecommunications services in California, Connecticut, Delaware, the District of Columbia, Florida, Georgia, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Texas, Virginia and West Virginia.

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

     On August 28, 2001, the Company filed a complaint in the Circuit Court for Fairfax County, Virginia against Bonnie L. Horner and Fred J. Mueller, the owners of all the outstanding stock of FreBon International Corporation (“FreBon”), a Virginia corporation (the “Defendants”), seeking unspecified damages to be determined at trial. The Company alleges that the Defendants are in breach of various representations and warranties made in connection with the Stock Purchase Agreement dated June 28, 2000 by and among Net2000 Communications Group, Inc. (“Net2000 Communications Group”) and the Defendants, whereby Net2000 Communications Group purchased all the Defendants’ stock of FreBon. On November 7, 2001, the case was removed to the United Stated District Court for the Eastern District of Virginia, Alexandria Division.

     On September 27, 2001, Fred Muller and Bonnie Horner filed a lawsuit against Net2000 Communications Operations, Inc. and Net2000 Communications Group, Inc. (the “Defendants”) in the United States District Court for the Eastern District of Virginia, Alexandria Division. In its complaint, the Plaintiffs allege that the Defendants breached certain representations and warranties made to the Plaintiffs in connection with the Stock Purchase Agreement dated June 28, 2000. The amount of relief sought is believed to exceed $15,000,000.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Description

3.1.2*	Amended and Restated Certificate of Incorporation of Net2000
3.1.4*	Amended and Restated Bylaws of Net2000
4.1****	Form of Certificate of Designation of Series D Convertible Pay In Kind Preferred Stock
4.2****	Form of Warrant
10.1*	Second Amended and Restated Investor Rights Agreement dated November 4, 1998, by and among Net2000 and certain stockholders named therein
10.2*	Employment Agreement dated July 31, 1998, by and between Net2000 and Clayton A. Thomas, Jr.
10.3*	Employment Agreement dated July 31, 1998, by and between Net2000 and Mark A. Mendes
10.4*	Employment Agreement dated July 31, 1998, by and between Net2000 and Donald E. Clarke
10.5***	Stock Pledge agreement between Clayton A. Thomas Jr. and Net2000 Communications Group, Inc. (Replace prior 10.5 exhibit filed with the S-1)
10.5.1***	First Amendment to the Stock Pledge agreement between Clayton A. Thomas Jr. and Net2000 Communications Group, Inc.
10.6***	Loan terms between Clayton A. Thomas Jr. and Net2000 Communications Group, Inc. (Replace prior 10.6 exhibit filed with the S-1)
10.6.1***	Promissory note between Clayton A. Thomas Jr. and Net2000 Communications Group, Inc.
10.6.2*****	First amendment to the Loan Agreement and Promissory Note by and between Clayton A. Thomas, Jr. and Net2000 Communications Group, Inc.
10.6.3!	Second amendment to the Loan Agreement and Promissory Note by and between Clayton A. Thomas, Jr. and Net2000 Communications Group, Inc.
10.7	Omitted
10.8*	1997 Equity Incentive Plan
10.8.1**	Amended and Restated 1997 Equity Incentive Plan
10.9*	1999 Stock Incentive Plan

10.9.1!	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to the Corporation’s Proxy Statement on Form DEF-14A (File No. 000-29515)
10.10*	1999 Employee Stock Purchase Plan
10.11*	Incentive Stock Option Agreement dated October 27, 1997, by and between Net2000 and Mark A. Mendes
10.11.1*	Preferred Stock Incentive Stock Option Agreement dated October 27, 1997, by and between Net2000 and Mark A. Mendes
10.11.2*	Amendment No. 1 to Preferred Stock Incentive Stock Option Agreement dated April 1, 1998 (related to Exhibit 10.11.1)
10.11.3*	Incentive Stock Option Agreement dated May 19, 1998, by and between Net2000 and Mark A. Mendes
10.12*	Incentive Stock Option Agreement dated December 15, 1997 by and between Net2000 and Donald E. Clarke
10.12.1*	Incentive Stock Option Agreement dated May 19, 1998 by and between Net2000 and Donald E. Clarke
10.12.2*	Incentive Stock Option Agreement dated November 10, 1999, by and between Net2000 and Donald E. Clarke
10.13*	Stock Option Agreement dated November 15, 1999, by and between Net2000 and Clyde Heintzelman
10.14*	Amended and Restated Credit Agreement dated July 30, 1999, by and among Net2000 Communications Group, Inc., Nortel Networks, Inc. and certain lenders named therein
10.15*	Form of Amended and Restated Guaranty Agreement dated July 30, 1999, signed by each of our subsidiaries and Nortel Networks, Inc.
10.16*	Form of Amended and Restated Pledge and Security Agreement dated July 30, 1999, signed by each of our subsidiaries and Nortel Networks, Inc.
10.17*	Note Purchase Agreement dated July 30, 1999, by and between Net2000 and Nortel Networks, Inc.
10.18*	Warrant Agreement dated July 30, 1999, by and between Net2000 and Nortel Networks, Inc.
10.19*	Form of Warrant Certificate dated July 30, 1999, by and between Net2000 and Nortel Networks, Inc.
10.20*	Senior Discount Notes Due 2009 issued by Net2000 on July 30, 1999 to the holder identified therein
10.21*	Exchange and Registration Rights Agreement dated July 30, 1999 by and between Net2000 and Nortel Networks, Inc.

10.22*	Lease dated December 24, 1998, by and between Net2000 Communications Real Estate, Inc. and Wellsford/Whitehall Holdings, L.L.C.
10.23*	Lease dated February 19, 1999, by and between Net2000 Communications Real Estate, Inc. and Murdock Atrium Limited Partnership
10.24*	Sublease Agreement dated June 21, 1999, by and between Net2000 Communications Real Estate, Inc. and Virginia Electric and Power Company
10.25*	Office Lease dated May 26, 1999, by and between Net2000 Communications Real Estate, Inc. and KDC-Dulles Tech, LLC
10.26!	Employment Agreement dated June, 2001, by and between Net2000 Communications, Inc. and Duane Albro (Replace prior 10.26 exhibit filed with the S-1)
10.27!	Consulting Agreement dated June 1, 2001, by and between Net2000 Communications, Inc. and Clyde Heintzelman (Replace prior 10.27 exhibit filed with the S-1)
10.28**	Lease dated October 31, 1999, by and between Net2000 Communications Real Estate, Inc, and Hudson Telecom Center, LLC
10.29**	Lease dated December 6, 1999, by and between Net2000 Communications Real Estate, Inc, and Hood Business Park, LLC
10.30**	Lease dated December 15, 1999, by and between Net2000 Communications Real Estate, Inc, and Callowhill Management, Inc.
10.31**	Lease dated April 11, 2000, by and between Net2000 Communications Real Estate, Inc, and Permiter Center Investors, LLC
10.32	Omitted
10.33**	Second Amended and Restated Credit Agreement dated June 28, 2000, by and among Net2000 Communications Group, Inc., Toronto Dominion (Texas), Inc., and certain lenders named therein
10.34***	Lease dated October 11, 2000 by and between Net2000 Communications Real Estate, Inc and Charles E Smith Real Estate Services, LP
10.35***	Employment Agreement dated July 26, 2000, by and between Net2000 Communication, Inc. and Carl Pavolic
10.36***	Employment Agreement dated February 16, 2001, by and between Net2000 Communication, Inc. and James Garrettson
10.37	Omitted
10.38****	Securities Purchase Agreement dated as of March 27, 2001 by and among Net2000 Communications, Inc. and the investors listed on the Schedule of Buyers attached thereto.
10.38.1****	Amendment No. 1 to the Securities Purchase Agreement dated March 27, dated as of April 2, 2001.

10.39****	Registration Rights Agreement, dated as of April 12, 2001, by and among Net2000 Communications, Inc. and the Stockholders (as defined therein)
10.40****	Shelf Registration Rights Agreement dated as of April 12, 2001, by and among Net2000 Communications, Inc. and the Stockholders (as defined therein)
10.41****	Third Amended and Restated Credit Agreement dated as of April 12, 2001, by and among Net2000 Communications Group, Inc., as Borrower, Toronto Dominion (Texas), Inc., as Administrative Agent, and the Lenders named therein.
10.41.1	First Amendment and Consent to the Third Amended and Restated Credit Agreement.
10.42+****	Purchase and License Agreement dated as of March 27, 2001 by and among Net2000 Communications Capital Equipment, Inc. and Nortel Networks Inc.
10.43!	Loan terms between Mark Mendes and Net2000 Communications Group, Inc.
10.44!	Promissory note between Mark Mendes and Net2000 Communications Group, Inc.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-31987
**	Incorporated by reference to the Company’s quarterly report on Form 10-Q, filed with the SEC as of August 14, 2000
***	Incorporated by reference to the Company’s annual report on Form 10-K, filed with the SEC as of April 13, 2001
****	Incorporated herein by reference to the Company’s on Form 8-K, filed with the SEC as of April 16, 2001
*****	Incorporated by reference to the Company’s quarterly report on Form 10-Q, filed with the SEC as of May 11, 2001
!	Incorporated by reference to the Company’s quarterly report on Form 10-Q, filed with the SEC as of August 7, 2001

+      Portions of these Exhibits were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting Confidential Treatment under Rule 406 of the Securities and Exchange Act of 1933.

Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2001	By: /s/ Donald E. Clarke Donald E. Clarke Chief Financial Officer, Executive Vice President and Treasurer